Form 10-Q
period 1995-03-31
MICRODYNE CORP
filed 1995-05-15
CIK 65743

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                         COMMISSION FILE NUMBER: 0-4384

                             MICRODYNE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MARYLAND                                      52-0856493
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

3601 EISENHOWER AVENUE, ALEXANDRIA, VA                      22304
(Address of principal executive office)                   (Zip Code)

                                 (703) 739-0500
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES /X/    NO / /


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            CLASS                          OUTSTANDING AT APRIL 30, 1995
 ----------------------------              -----------------------------
 Common stock, $.10 par value                       12,100,367

                             MICRODYNE CORPORATION


                                     INDEX


                                                                           PAGE NUMBER
PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Statements of Earnings
           Three months and six months ended
           March 31, 1995 and March 31, 1994                                   3

           Condensed Balance Sheets
           March 31, 1995 and September 30, 1994                               4

           Statements of Cash Flows
           Three months ended March 31, 1995
           and March 31, 1994                                                  5

           Notes to Consolidated Financial
           Statements                                                          6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                          7


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports.                                              12

SIGNATURES                                                                    13

                             MICRODYNE CORPORATION
                      Consolidated Statements of Earnings
                    (In Thousands except Per Share Amounts)
                                  (Unaudited)

                                                               Three Months Ended                 Six Months Ended
                                                             -----------------------          -------------------------
                                                              March 31,   March 31,            March 31,     March 31,
                                                                1995         1994                1995          1994
                                                             ---------     ---------          ---------       ---------
Revenue                                                       $40,577       $23,568            $72,396         $45,403

Cost of goods sold                                             27,922        17,448             49,951          33,050
                                                             ---------     ---------          ---------       ---------

  Gross Profit                                                 12,655         6,120             22,445          12,353

Selling, general and administrative
  expense                                                       5,819         3,719             10,554           7,573

Research and development                                        1,344           796              2,506           1,748
                                                             ---------     ---------          ---------       ---------

  Earnings from operations                                      5,492         1,605              9,385           3,032

Other income (expense)
  Interest expense                                               (571)         (134)              (791)           (179)
  Other income (expense)                                           16            16               (819)             36
                                                             ---------     ---------          ---------       ---------

  Earnings before income taxes                                  4,937         1,487              7,775           2,889

Provision for income taxes                                      1,925           580              3,032           1,127
                                                             ---------     ---------          ---------       ---------


  Net earnings                                                 $3,012          $907             $4,743          $1,762
                                                             =========     =========          =========       =========

Net earnings per share                                          $0.24         $0.07              $0.38           $0.13
                                                             =========     =========          =========       =========


Weighted Average Shares Outstanding                            12,669        13,497             12,564          13,967
                                                             =========     =========          =========       =========

  The notes on the following pages are an integral part of these statements.

                             MICRODYNE CORPORATION
                          Consolidated Balance Sheets
                       (Condensed - Dollars in Thousands)

                                                                                               March 31,           September 30,
                                                                                                 1995                   1994
                                                                                              (Unaudited)            (Audited)
                                                                                              -----------           -----------
                              ASSETS

  CURRENT ASSETS
  Cash                                                                                            $1,863                $2,628
  Accounts receivable, net                                                                        46,633                30,249
  Inventories                                                                                     19,680                11,725
  Income tax receivable                                                                                -                   140
  Prepaid expenses and other                                                                       2,188                 1,819
  Deferred income taxes                                                                            1,552                 1,698
                                                                                              -----------           -----------
    Total current assets                                                                          71,916                48,259

  PROPERTY AND EQUIPMENT, net                                                                      4,413                 4,086

  PRODUCT LINE ACQUISITION COST                                                                    8,886                 2,057

  OTHER ASSETS                                                                                     1,183                 1,438
                                                                                              -----------           -----------
                                                                                                 $86,398               $55,840
                                                                                              ===========           ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
  Current maturities of l-t obligations                                                            4,882                 3,195
  Accounts payable                                                                                18,924                12,286
  Accrued liabilities                                                                             15,506                 9,608
  Income tax payable                                                                               2,094                   426
                                                                                              -----------           -----------
    Total current liabilities                                                                     41,406                25,515

  LONG-TERM OBLIGATIONS, net of current
    maturities                                                                                    20,378                11,675

  DEFERRED INCOME TAX PAYABLE                                                                        359                   360

  STOCKHOLDERS' EQUITY
  Common stock, $.10 par value, authorized
    50,000,000 shares, 12,051,512 shares
    issued and outstanding at March 31, 1995
    and 11,814,697 issued and outstanding at
    September 30, 1994                                                                             1,205                 1,181
  Additional paid-in capital                                                                       2,819                 1,621
  Retained earnings                                                                               20,318                15,575
  Unrealized loss on marketable equity security                                                      (87)                  (87)
                                                                                              -----------           -----------
                                                                                                  24,255                18,290
                                                                                              -----------           -----------
                                                                                                 $86,398               $55,840
                                                                                              ===========           ===========

   The notes on the following pages are an integral part of these statements.

                             MICRODYNE CORPORATION
                      Consolidated Statement of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                                  Six Months Ended

                                                                                               3/31/95        3/31/94
                                                                                            ------------    ------------
Increase (Decrease) in Cash:

Cash flows from operating activities:
  Net earnings                                                                              $      4,743    $      1,762

  Adjustments to reconcile earnings to net cash
    from operating activities, exclusive of effect of
    acquisitions and dispositions:
      Depreciation and amortization                                                                  834             694
      Provisions for doubtful accounts receivable and
        inventory obsolescence                                                                     1,113             180
      Changes in assets and liabilities
        Increase in accounts receivable                                                          (16,486)           (119)
        Increase in inventories                                                                   (2,304)         (1,085)
        Increase in prepaid expenses                                                                 (58)           (294)
        Decrease in other assets                                                                      45             541
        Decrease in income tax receivable                                                            140           2,499
        Decrease in deferred tax asset                                                               146           1,110
        Increase in accounts payable and other accruals                                           12,042             127
                                                                                            ------------    ------------

         Net cash provided by operating activities                                                   215           5,415

Cash flows from investing activities:
  Eagle product line acquisition                                                                 (12,100)              -
  Additions to property and equipment                                                               (891)            (87)
  Cash from sale of subsidiary net assets                                                              -           1,000
                                                                                            ------------    ------------

         Net cash (used) provided by investing activities                                        (12,991)            913

Cash flows from financing activities:
  Net payments on notes payable                                                                        -          (5,990)
  Net borrowings on long term debt                                                                12,900          12,000
  Repayments on long-term debt                                                                    (1,741)            (49)
  Issuance (purchase) of common stock                                                                852         (11,801)
                                                                                            ------------    ------------

         Net cash used in financing activities                                                    12,011          (5,840)
                                                                                            ------------    ------------

Net (decrease) increase in Cash                                                                     (765)            488

Cash at beginning of period                                                                        2,628           2,135
                                                                                            ------------    ------------

Cash at end of period                                                                       $      1,863    $      2,623
                                                                                            ============    ============


   The notes on the following pages are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The interim financial information is unaudited. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which Microdyne Corporation considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial position of Microdyne at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year.

2. Included in other expense in the Statements of Earnings for the six months ended March 31, 1995 is a one-time charge of $875,000, reflecting an agreement to settle a stockholder class action lawsuit against the Company.

3. The provision for income taxes presented in the Statements of Earnings is based upon the estimated effective tax rate at fiscal year-end, and is largely determined by management's estimate as of the interim date of projected taxable income for the entire fiscal year.

4. In the Condensed Balance Sheets, Product Line Acquisition Cost includes the long-term portion of minimum royalties due DCA under the Token Ring purchase agreement. Product Line Acquisition Cost at March 31, 1995 also includes intangibles acquired under the Eagle Technology purchase agreement. The anticipated amortization period for these intangibles is five years.

5. In January 1995, the Company borrowed an additional $12.0 million under a new bank borrowing facility to fund its Eagle Technology acquisition. The Company owes its bank lenders $22.6 million, of which $4.2 million is classified as short-term and $18.4 million as long-term on the Condensed Balance Sheet as of March 31, 1995.

6. In the Consolidated Statements of Cash Flow, changes to assets and liabilities are exclusive of: the effect of the sale of the net assets of the Company's subsidiary, Wireless Data Corporation (six months ended March 31,
1994), and the effect of the Eagle Technology acquisition (six months ended March 31, 1995).

PART I. - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         In the past year, the Company has sought ways to add and enrich its revenue mix through the acquisition of product lines and the development of new products. In July 1994, the Company added a new business with its acquisition of the Token Ring product line from Digital Communications Associates (DCA). In a transaction initiated in fiscal 1994's third quarter and completed in September 1994, Microdyne acquired the assets of Gateway Communications, Inc. Gateway's products included Ethernet adapter cards, stackable hubs, and a line of remote access products (the last of these extended the Company's existing family of remote access products). In the largest acquisition to-date, the Company acquired Artisoft Inc.'s Eagle Technology adapter card business in January 1995 . Microdyne and Eagle sell many of the same Ethernet adapter cards through similar channels of distribution.

         New in the first quarter of fiscal 1995 were sales of the Company's internally-developed "Plug and Play" ISA- and PCI-bus adapter cards and remote access LAN Expanders. Microdyne also introduced the ACS 4400, a new remote access communications server that combines industry-standard software with advanced user features.

         The effect of the Company's acquisitions and new products can be seen in the Company's improved, most recent gross profit and gross profit percentage. Second quarter fiscal 1995's gross profit of $12.7 million was the highest in the Company's history and gross profit percentage of 31.2% was the highest quarterly percentage since the fourth quarter of fiscal 1993.

         The Company's program to effectively control the level of Selling, General & Administrative (SG&A) expense has borne success. As a percentage of sales, SG&A expense at 14.3% was the lowest in the Company's history. Keeping SG&A expense in line with the Company's sales and gross profit profile remains a key, ongoing corporate objective.

         Nonetheless, the Company's operating results could be affected by a number of factors, including: the availability and cost of components; the maintenance of its current revenue base as new networking products are introduced; the continued strength of its distribution channels; an unexpected inability to manage expense growth relative to revenue growth in anticipation of continued downward price pressures; the capability of competing with companies having significantly greater financial, technical, and marketing resources than the Company; and a continued good relationship with its major strategic partners.

         A significant percentage of the Company's Networking Products bookings and sales to major customers historically has occurred during the last month of the quarter. This trend accelerated in the second quarter of fiscal 1995. Changes in purchasing patterns by one or more of the Company's major customers; in customer policies pertaining to desired inventory levels; in the ability of the Company to anticipate in advance the mix of customer orders; and in the capacity to produce and ship large quantities of product near the end of a fiscal quarter could result in material fluctuations in quarterly operating results.

         Any shortfall in revenue or earnings from the levels expected by securities analysts could have an immediate and significant effect on the trading price of the Company's common stock in any given period. Moreover, in view of historical selling patterns, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's stock. Finally, the Company participates in an intensely competitive industry marked by rapidly changing technology, which may result in significant volatility of the Company's common stock price.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED MARCH 31, 1994

         Revenue for the second quarter of fiscal year 1995 was $40.6 million compared to $23.6 million in the second quarter of fiscal year 1994, an increase of $17.0 million, or 72%.

         Networking Products revenue was $33.8 million in 1995 compared to $19.3 million in 1994. Networking Products sales benefited from both new acquisitions and growth within the Company's core businesses. Largely as a result of the Eagle acquisition, Ethernet sales increased $9.3 million, from $6.7 million in 1994 to $16.0 million in 1995. Token Ring sales of $3.9 million represented new sales in 1995. Bundled Software sales were $10.4 million in 1995 compared to $7.4 million in 1994, a $3.0 million increase. Reflecting the industry trend, sales of Traditional products (which allow connectivity among minicomputers) decreased from $2.1 million in 1994 to $900,000 in 1995.

         Aerospace Telemetry sales increased from $2.7 million in 1994 to $4.2 million in 1995, reflecting the resolution of U.S. government procurement delays that affected 1994 sales. Based on bookings received to-date, it is anticipated that Aerospace Telemetry sales will increase from fiscal 1994 to fiscal 1995. Manufacturer Support Services (MSS) revenue grew from $1.7 million in 1994 to $2.7 million in 1995, reflecting continued growth in support activities for the Company's customer in both southern California and Indianapolis, Indiana.

         Gross profit increased from $6.1 million in 1994 to $12.7 million in 1995, and as a percentage of sales increased from 26.0% to 31.2%. These absolute dollar and percentage improvements were primarily the result of both higher levels of sales and a more favorable product mix within Networking Products.

         SG&A expense increased from $3.7 million in 1994 to $5.8 million in 1995. Generally, this higher level of SG&A expense was commensurate with the growth in the size of the Company. SG&A expense as a percentage of revenue actually decreased from 15.8% to 14.3%. Specific major contributors to the dollar increase were $1.3 million in additional sales and marketing expenses and $270,000 in new amortization associated with the Eagle acquisition intangibles.

         Research and development was $1.3 million (3.3% of sales) in 1995 compared to $800,000 (3.4% of sales) in 1994. The higher cost in 1995 was largely due to the addition of a Token Ring engineering capability as a result of the DCA acquisition.

         Other expense in both 1995 and 1994 includes interest expense associated with outstanding borrowings against the Company's line of credit. The higher interest expense in 1995 was due to larger outstanding borrowings which were a result of the Eagle acquisition.

         Provision for income taxes was $1.9 million (39% of pretax earnings) in 1995 compared to $580,000 (39% of pretax earnings) in 1994. Each rate reflected the rate anticipated for the full year.

SIX MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED MARCH 31, 1994

         Revenue for the first half of fiscal year 1995 was $72.4 million compared to $45.4 million in the first half of fiscal year 1994, an increase of $27.0 million, or 59%.

         Networking Products revenue increased from $35.5 million in 1994 to $59.1 million in 1995. Networking Products sales benefited from both new acquisitions and growth within the Company's core businesses. Token Ring sales of $10.3 million represented new sales in 1995. Bundled Software sales increased $8.1 million, from $11.5 million in 1994 to $19.6 million in 1995. Largely as a result of the Eagle acquisition, Ethernet sales increased $7.9 million, from $14.2 million in 1994 to $22.1 million in 1995. Traditional product sales decreased from $3.5 million in 1994 to $1.9 million in 1995.

         Aerospace Telemetry sales increased from $6.0 million in 1994 to $8.1 million in 1995. Manufacturer Support Services (MSS) revenue grew from $3.3 million in 1994 to $5.4 million in 1995. The reasons for the Aerospace Telemetry and MSS revenue gains are the same as in the quarter-to-quarter comparative discussion.

         Industrial Telemetry sales were $800,000 in 1994. The net assets and operations of that business were sold in the first quarter of fiscal 1994.

         Gross profit increased from $12.4 million in 1994 to $22.4 million in 1995, and as a percentage of sales increased from 27.2% to 31.0%. The reasons for these absolute dollar and percentage improvements were the same as in the quarter-to-quarter comparative discussion.

         SG&A expense grew from $7.6 million in 1994 to $10.6 million in 1995, a $3.0 million increase. Generally, this higher level of SG&A expense was commensurate with the growth in the size of the Company. SG&A expense as a percentage of revenue actually decreased from 16.7% to 14.6%. Specific major contributors to the dollar increase were $2.1 million in additional sales and marketing expenses and $270,000 in new amortization associated with the Eagle acquisition intangibles.

         Research and development grew from $1.7 million (3.9% of sales) in 1994 to $2.5 million (3.5% of sales) in 1995. The reason for the higher cost in 1995 is the same as in the quarter-to-quarter comparative discussion.

         Other expense in both 1995 and 1994 includes interest expense associated with outstanding borrowings against the Company's line of credit. The higher interest expense in 1995 was due to larger outstanding borrowings which were a result of the Eagle acquisition. Also included in 1995 other expense is a one-time charge of $875,000, reflecting an agreement to settle a stockholder class action lawsuit against the Company.

         Provision for income taxes was $3.9 million (39% of pretax earnings) in 1995 compared to $1.1 million (39% of pretax earnings) in 1994. Each rate reflected the rate anticipated for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         The table below shows financial highlights (in thousands) which reflect the Company's liquidity position and the availability of capital resources:

                                  At March 31, 1995      At September 30, 1994
                                  -----------------      ---------------------
Cash                                  $ 1,863                   $ 2,628
Total Assets                           86,398                    55,840
Working Capital                        33,288                    22,744
Unused Bank Revolving Line
  of Credit                             4,100                     5,000

         In January 1995, the Company borrowed an additional $12.0 million under a new bank borrowing facility to fund its Eagle Technology acquisition. As of March 31, 1995, the Company owes its bank lenders $22.6 million (For a description of this facility, see the Current Report on Form 8-K dated January 6, 1995 and the Loan Commitment letter from Crestar Bank filed as an exhibit to that Report.) Management believes its subsequent cash flows from operations, including those generated by the Eagle acquisition, will be sufficient to meet its debt service.

         The three acquisitions the Company has made in the past nine months have utilized a significant portion of the Company's liquidity as they have been integrated into the Company. Notwithstanding this, management anticipates that cash generated by operations and bank borrowings will continue to be adequate in meeting the Company's liquidity and capital resource requirements.

PART II. - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of stockholders of the Registrant was held on February 21, 1995. At the annual meeting, the election of directors was as follows:

                                    Votes               Votes
                                   Received              Withheld
                                  ----------            ----------
Philip T. Cunningham              11,114,947                 6,709
Christopher M. Maginniss          11,114,947                 6,709
Robert L. Cantor                  11,114,947                 6,709
Gregory W. Fazakerley             11,114,947                 6,709
H. Brian Thompson                 11,114,947                 6,709

Item 6.  Exhibits and Reports.

         (a)     The following exhibits are enclosed herein:

                     Exhibit Number            Description
                     --------------        -------------------
                            11             Statement regarding
                                           primary computation
                                           of per share earnings

                            27             Financial Data Schedule

         (b) A Form 8-K dated January 6, 1995 was filed, indicating the execution of an Asset Purchase Agreement whereby the Registrant agreed to buy the Eagle Technology business from Artisoft, Inc.

                 A Form 8-K dated January 26, 1995 was filed, indicating closure of the Asset Purchase Agreement between the Registrant and Artisoft, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MICRODYNE CORPORATION
                                           ---------------------
                                           Registrant


Date:       May 15, 1995                   /s/ Philip T. Cunningham
      -----------------------              -----------------------------
                                           Philip T. Cunningham
                                           President and Chief Executive Officer
                                           [Duly Authorized Officer]



Date:       May 15, 1995                   /s/ Christopher M. Maginniss
      -----------------------              -----------------------------
                                           Christopher M. Maginniss
                                           Executive Vice President and
                                           Chief Financial Officer
                                           [Principal Financial Officer]