Form 10-Q
period 1995-06-30
MICRODYNE CORP
filed 1995-08-14
CIK 65743

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                 CLASS                            OUTSTANDING AT JULY 31, 1995
       ----------------------------               ----------------------------
       Common stock, $.10 par value                    12,755,187

                             MICRODYNE CORPORATION


                                     INDEX


                                                                       PAGE NUMBER

PART I - FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Statements of Earnings
              Three months and nine months ended
              June 30, 1995 and June 30, 1994                              3

              Condensed Balance Sheets
              June 30, 1995 and September 30, 1994                         4

              Statements of Cash Flows
              Nine months ended June 30, 1995
              and June 30, 1994                                            5

              Notes to Consolidated Financial
              Statements                                                   6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                   7


PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports.                                       12

SIGNATURES                                                                13


                             MICRODYNE CORPORATION
                      Consolidated Statements of Earnings
                    (In Thousands except Per Share Amounts)
                                  (Unaudited)

                                                     Three Months Ended                  Nine Months Ended
                                                 -------------------------           -------------------------
                                                 June 30,         June 30,           June 30,         June 30,
                                                  1995              1994               1995             1994
                                                 --------         --------           --------         --------

    Revenue                                       $47,663          $24,261           $120,059          $69,664

    Cost of goods sold                             32,827           17,792             82,778           50,842
                                                 --------         --------           --------         --------

      Gross Profit                                 14,836            6,469             37,281           18,822

    Selling, general and administrative
      expense                                       6,687            3,950             17,241           11,523

    Research and development                        1,426              717              3,932            2,465
                                                 --------         --------           --------         --------

      Earnings from operations                      6,723            1,802             16,108            4,834

    Other income (expense)
      Interest expense                               (549)            (172)            (1,340)            (351)
      Other income (expense)                           12               14               (807)              50
                                                 --------         --------           --------         --------

      Earnings before income taxes                  6,186            1,644             13,961            4,533

    Provision for income taxes                      2,413              641              5,445            1,768
                                                 --------         --------           --------         --------


      Net earnings                                 $3,773           $1,003             $8,516           $2,765
                                                 ========         ========           ========         ========

    Net earnings per share                          $0.29            $0.08              $0.66            $0.21
                                                 ========         ========           ========         ========


    Weighted Average Shares Outstanding            13,149           12,231             12,958           13,392
                                                 ========         ========           ========         ========

    The notes on the following pages are an integral part of these statements.

                             MICRODYNE CORPORATION
                          Consolidated Balance Sheets
                      (Condensed - Dollars in Thousands)

                                             June 30,          September 30,
                                               1995                1994
                                            (Unaudited)          (Audited)
                                            -----------        ------------
               ASSETS

CURRENT ASSETS
Cash                                             $2,159              $2,628
Accounts receivable, net                         57,723              30,249
Inventories                                      19,696              11,725
Income tax receivable                                 -                 140
Prepaid expenses and other                        2,066               1,819
Deferred income taxes                             1,685               1,698
                                            -----------        ------------
  Total current assets                           83,329              48,259

PROPERTY AND EQUIPMENT, net                       4,849               4,086

PRODUCT LINE ACQUISITION COST                     8,361               2,057

OTHER ASSETS                                      1,197               1,438
                                            -----------        ------------
                                                $97,736             $55,840
                                            ===========        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of l-t obligations             5,483               3,195
Accounts payable                                 20,369              12,286
Accrued liabilities                              19,278               9,608
Income tax payable                                2,785                 426
                                            -----------        ------------
  Total current liabilities                      47,915              25,515

LONG-TERM OBLIGATIONS, net of current
  maturities                                     18,107              11,675

DEFERRED INCOME TAX PAYABLE                         214                 360

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, authorized
  50,000,000 shares, 12,533,460 shares
  issued and outstanding at June 30, 1995
  and 11,814,697 issued and outstanding at
  September 30, 1994                              1,253               1,181
Additional paid-in capital                        6,156               1,534
Retained earnings                                24,091              15,575
                                            -----------        ------------
                                                 31,500              18,290
                                            -----------        ------------
                                                $97,736             $55,840
                                            ===========        ============

The notes on the following pages are an integral part of these statements.

                             MICRODYNE CORPORATION
                      Consolidated Statement of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                        Nine Months Ended

                                                                     6/30/95        6/30/94
                                                                  -----------    -----------
Increase (Decrease) in Cash:

Cash flows from operating activities:
  Net earnings                                                    $     8,516    $     2,765

  Adjustments to reconcile earnings to net cash
    from operating activities, exclusive of effect of
    acquisitions and dispositions:
      Depreciation and amortization                                     1,616          1,012
      Provisions for doubtful accounts receivable and
        inventory obsolescence                                            984            181
      Changes in assets and liabilities
        Increase in accounts receivable                               (27,626)        (3,443)
        (Increase) decrease in inventories                               (949)           592
        Increase in prepaid expenses                                      (33)          (224)
        Decrease in other assets                                           27            896
        Decrease in income tax receivable                                 140          2,424
        Decrease in deferred tax asset                                     13          1,793
        Increase in accounts payable and other accruals                17,845            355
                                                                  -----------    -----------

         Net cash provided by operating activities                        533          6,351

Cash flows from investing activities:
  Eagle product line acquisition                                      (12,109)             -
  Additions to property and equipment                                  (1,105)          (561)
  Cash from sale of subsidiary net assets                                   -          1,000
                                                                  -----------    -----------
         Net cash (used in) provided by investing activities          (13,214)           439

Cash flows from financing activities:
  Net payments on notes payable                                             -         (5,990)
  Net borrowings on long term debt                                     12,000         12,000
  Repayments on long-term debt                                         (2,361)           (53)
  Issuance (purchase) of common stock                                   2,573        (12,021)

         Net cash used in financing activities                         12,212         (6,064)
                                                                  -----------    -----------

Net (decrease) increase in Cash                                          (469)           726

Cash at beginning of period                                             2,628          2,135
                                                                  -----------    -----------

Cash at end of period                                             $     2,159    $     2,861
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

2. Included in other expense in the Statements of Earnings for the nine months ended June 30, 1995 is a one-time charge of $875,000, reflecting an agreement to settle a stockholder class action lawsuit against the Company.

3. The provision for income taxes presented in the Statements of Earnings is based upon the estimated effective tax rate at fiscal year- end, and is largely determined by management's estimate as of the interim date of projected taxable income for the entire fiscal year.

4. In the Condensed Balance Sheets, Product Line Acquisition Cost includes the long-term portion of minimum royalties due DCA under the Token Ring purchase agreement. Product Line Acquisition Cost at June 30, 1995 also includes intangibles acquired under the Eagle Technology purchase agreement. The anticipated amortization period for these Eagle intangibles is based on an estimate of the useful life of the underlying technology.

5. In January 1995, the Company borrowed an additional $12.0 million under a new bank borrowing facility to fund its Eagle Technology acquisition. The Company owes its bank lenders $21.1 million, of which $4.8 million is classified as short-term and $16.3 million as long-term on the Condensed Balance Sheet as of June 30, 1995.

6. In the Consolidated Statements of Cash Flow, changes to assets and liabilities are exclusive of: the effect of the sale of the net assets of the Company's subsidiary, Wireless Data Corporation (nine months ended June 30,
1994), and the effect of the Eagle Technology acquisition (nine months ended June 30, 1995).

PART I. - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

       In the past year, the Company has sought ways to enrich its revenue mix through the acquisition of product lines and the development of new products. In July 1994, the Company added a new business with its acquisition of the Token Ring product line from Digital Communications Associates (DCA). In a transaction completed in September 1994, Microdyne acquired the assets of Gateway Communications, Inc. Gateway's products included Ethernet adapter cards, stackable hubs, and a line of remote access products. In the largest acquisition to-date, the Company acquired Artisoft Inc.'s Eagle Technology adapter card business in January 1995. Microdyne and Eagle shared a unique niche in the Ethernet adapter card market.

       New in the first quarter of fiscal 1995 were sales of the Company's internally-developed "Plug and Play" ISA- and PCI-bus adapter cards and remote access LAN Expanders. Microdyne has also introduced the ACS 4400, a new remote access communications server that combines industry- standard software with advanced user features; and the NMSLplus, a new generation adapter card that allows file servers on networks to back up data more quickly.

       The effect of the Company's acquisitions and new products can be seen in the Company's record operating results in fiscal 1995's third quarter. Net earnings were $3,773,000 on sales of $47.7 million. These results compare to net earnings of $1,003,000 on sales of $24.3 million in fiscal 1994's third quarter. Third quarter fiscal 1995's gross profit of $14.8 million was the highest in the Company's history and gross profit percentage of 31.1% was the second highest quarterly percentage since the fourth quarter of fiscal 1993.

       Fueling the strong revenue growth were significant gains in sales in the Company's Ethernet and Software networking product lines. Combined, sales in these two product lines grew 127% from the third quarter of 1994 to the third quarter of 1995.

       The Company continued to effectively control the level of Selling, General & Administrative (SG&A) expense. As a percentage of sales, SG&A expense at 14.0% was the lowest in the Company's history. Keeping SG&A expense in line with the Company's sales and gross profit profile remains a key, ongoing corporate objective.

       Continued growth in sales and earnings is predicated on maintaining the Company's current revenue base as new networking products are developed or acquisitions are made.

       In addition, the Company's operating results could be affected by a number of other factors, including but not necessarily limited to the availability and cost of components. The Company has begun to see higher commodity costs and longer production lead times in some key components as a result of vendor limited capacity in the face of greater demand.

       Two product line sales within Networking Products suffered during fiscal 1995's third quarter. Token Ring sales fell well short of expectations. Sales of this product line, which was acquired late in fiscal 1994, are largely dependent upon the efforts of Attachmate Corporation, which by virtue of that acquisition has assumed certain contractual sales obligations. Sales of the Company's Asynchronous product line have declined over the last three quarters. Competition in this market and constrained marketing resources have resulted in lower-than-expected sales of new Asynchronous products.

       A significant percentage of the Company's Networking Products bookings and sales to major customers historically has occurred during the last month of the quarter. As a result of the Eagle acquisition, this trend accelerated in the second and third quarters of fiscal 1995. Changes in purchasing patterns by one or more of the Company's major customers; in customer policies pertaining to desired inventory levels; in the ability of the Company to anticipate in advance the mix of customer orders; and/or in the capacity to produce and ship large quantities of product near the end of a fiscal quarter could result in material fluctuations in quarterly operating results.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE MONTHS ENDED JUNE 30, 1994

       Revenue for the third quarter of fiscal year 1995 was $47.7 million compared to $24.3 million in the third quarter of fiscal year 1994, an increase of $23.3 million, or 96%.

       Networking Products revenue was $40.3 million in 1995 compared to $19.4 million in 1994. Networking Products sales benefited from both new acquisitions and growth within the Company's core businesses. Ethernet sales increased $12.8 million, from $6.3 million in 1994 to $19.1 million in 1995. This significant growth in Ethernet sales was the result of both the Eagle acquisition and broader acceptance of the Company's products in this market. Token Ring sales of $4.2 million represented new sales in 1995. Bundled Software sales were $13.4 million in 1995 compared to $8.0 million in 1994, a $5.4 million increase. Wide Area Connectivity sales decreased from $2.5 million in 1994 to $1.9 million in 1995. For reasons described previously, Asynchronous sales declined from $1.4 million in 1994 to $700,000 in 1995. Net sales of all other product lines combined were relatively unchanged from 1994 to 1995.

       Aerospace Telemetry sales increased from $2.7 million in 1994 to $4.5 million in 1995, reflecting increased demand for telemetry receiver upgrades and new antenna sales in 1995. Manufacturer Support Services (MSS) revenue grew from $2.2 million in 1994 to $3.2 million in 1995, reflecting continued growth in support activities for the Company's customer in both southern California and Indianapolis, Indiana.

       Due to the higher level of sales, gross profit increased from $6.5 million in 1994 to $14.8 million in 1995. Gross profit as a percentage of sales increased from 26.7% to 31.1%, primarily as a result of the more favorable product mix within Networking Products realized due to the Token Ring and Eagle Technology acquisitions.

       SG&A expense increased from $4.0 million in 1994 to $6.7 million in 1995. Generally, this higher level of SG&A expense was commensurate with the growth in the size of the Company. SG&A expense as a percentage of revenue actually decreased from 16.3% to 14.0%. Specific major contributors to the dollar increase were $1.8 million in additional sales and marketing expenses and new amortization associated with the Eagle acquisition intangibles.

       Research and development was $1.4 million (3.0% of sales) in 1995 compared to $800,000 (3.0% of sales) in 1994. The higher cost in 1995 was largely due to the engineering resources added as a result of the Token Ring acquisition.

       Other expense in both 1995 and 1994 includes interest expense associated with outstanding borrowings against the Company's line of credit. The higher interest expense in 1995 was due to larger outstanding borrowings which financed the Eagle acquisition.

       Provision for income taxes was $2.4 million (39% of pretax earnings) in 1995 compared to $641,000 (39% of pretax earnings) in 1994. Each rate reflected the rate anticipated for the full year.

NINE MONTHS ENDED JUNE 30, 1995 COMPARED TO NINE MONTHS ENDED JUNE 30, 1994

       Revenue for the first nine months of fiscal year 1995 was $120.1 million compared to $69.7 million in the first nine months of fiscal year 1994, an increase of $50.4 million, or 72%.

       Networking Products revenue increased from $54.9 million in 1994 to $99.3 million in 1995. As a result of the Eagle acquisition and internal growth, Ethernet sales increased $20.7 million, from $20.5 million in 1994 to $41.2 million in 1995. Token Ring sales of $14.4 million represented new sales in 1995. Bundled Software sales increased $13.3 million, from $19.6 million in 1994 to $32.9 million in 1995. The growth in Bundled Software sales reflects the Company's continued success in expanding its distribution channels for this product line. Reflecting the industry trend for minicomputers, Traditional product sales decreased from $4.5 million in 1994 to $2.9 million in 1995. Wide Area Connectivity sales decreased from $6.9 million in 1994 to $5.6 million in 1995. Asynchronous sales declined from $3.3 million in 1994 to $2.6 million in 1995.

       Based largely on a significant U.S. government contract award at the end of fiscal 1994, Aerospace Telemetry sales increased from $8.7 million in 1994 to $12.5 million in 1995. Based on increased bookings, Aerospace Telemetry sales in 1995's first nine months have already surpassed sales during all of fiscal 1994. Manufacturer Support Services (MSS) revenue grew from $5.5 million in 1994 to $8.6 million in 1995. The reasons for the Aerospace Telemetry and MSS revenue gains are the same as in the quarter-to-quarter comparative discussion.

       Industrial Telemetry sales were $800,000 in 1994. The net assets and operations of that business were sold in the first quarter of fiscal 1994.

       Gross profit increased from $18.8 million in 1994 to $37.3 million in 1995, and as a percentage of sales increased from 27.0% to 31.1%. The reasons for these absolute dollar and percentage improvements were the same as in the quarter-to-quarter comparative discussion.

       SG&A expense grew from $11.5 million in 1994 to $17.2 million in 1995, a $5.7 million increase. Generally, this higher level of SG&A expense was commensurate with the growth in the size of the Company. SG&A expense as a percentage of revenue actually decreased from 16.5% to 14.4%. Specific major contributors to the dollar increase were $3.9 million in additional sales and marketing expenses and new amortization associated with the Eagle acquisition intangibles.

       Research and development grew from $2.5 million (3.5% of sales) in 1994 to $3.9 million (3.3% of sales) in 1995. The reason for the higher cost in 1995 is the same as in the quarter-to-quarter comparative discussion.

       Other expense in both 1995 and 1994 includes interest expense associated with outstanding borrowings against the Company's line of credit. The higher interest expense in 1995 was due to larger outstanding borrowings which financed the Eagle acquisition. Also included in 1995 other expense is a one-time charge of $875,000, reflecting an agreement to settle a stockholder class action lawsuit against the Company.

       Provision for income taxes was $5.4 million (39% of pretax earnings) in 1995 compared to $1.8 million (39% of pretax earnings) in 1994. Each rate reflected the rate anticipated for the full year.

LIQUIDITY AND CAPITAL RESOURCES

       The table below shows financial highlights (in thousands) which reflect the Company's liquidity position and the availability of capital resources:

                            At June 30, 1995      At September 30, 1994
                            ----------------      ---------------------

Cash                            $ 2,159                    $ 2,628
Total Assets                     97,736                     55,840
Working Capital                  35,414                     22,744
Unused Bank Revolving Line
  of Credit                       5,000                      5,000

       In January 1995, the Company borrowed an additional $12.0 million under a new bank borrowing facility to fund its Eagle Technology acquisition. As of June 30, 1995, the Company owes its bank lenders $21.1 million. Management believes its subsequent cash flows from operations, including those generated by the Eagle acquisition, will be sufficient to meet its debt service.

PART II. - OTHER INFORMATION

Item 6.       Exhibits and Reports.

       (a) The following exhibits are enclosed herein:

             Exhibit Number       Description              Page
             --------------     -----------------          ----

                  11            Statement regarding         14
                                primary computation
                                of per share earnings


       (b) A Form 8-K was filed on April 11, 1995, providing audited and proforma financial statements of the Eagle Technology business.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MICRODYNE CORPORATION
                                   ---------------------
                                   Registrant


Date:      August 14, 1995         /s/ Philip T. Cunningham
      -------------------------    -----------------------------
                                   Philip T. Cunningham
                                   President and Chief Executive Officer
                                   [Duly Authorized Officer]



Date:      August 14, 1995         /s/ Christopher M. Maginniss
      -------------------------    -----------------------------
                                   Christopher M. Maginniss
                                   Executive Vice President and
                                   Chief Financial Officer
                                   [Principal Financial Officer]