Form 10-K405
period 1995-10-01
MICRODYNE CORP
filed 1996-01-02
CIK 65743

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              Annual Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 1, 1995
                         Commission File Number: 0-4384

                             MICRODYNE CORPORATION
             (Exact name of Registrant as specified in its charter)

           MARYLAND                                         52-0856493
 (State or other jurisdiction of            (IRS Employer Identification Number)
  incorporation or organization)

                  3601 EISENHOWER AVENUE, ALEXANDRIA, VA     22304
        (Address of principal executive offices)           (Zip Code)

                                 (703) 329-3700
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.10 Par Value
                                (Title of Class)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND, (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENT FOR THE PAST 90 DAYS.  YES   X     NO
                                                  --------   --------

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. (X)

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, BASED ON THE AVERAGE BID AND ASKED PRICES, APPROXIMATES $162,329,170 AS OF THE CLOSE OF BUSINESS ON NOVEMBER 9, 1995.

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S $.10 PAR VALUE COMMON STOCK AS OF THE CLOSE OF BUSINESS ON NOVEMBER 9, 1995, IS 12,789,666 SHARES.

DOCUMENTS INCORPORATED BY REFERENCE: THE INFORMATION REQUIRED BY PART III (ITEMS 10,11,12,AND 13) IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT REQUIRED TO BE FILED PURSUANT TO REGULATION 14A.

SEE PAGE 36 FOR INDEX OF EXHIBITS.

================================================================================

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K


                                     PART I
ITEM 1. BUSINESS.

                                    GENERAL

     Microdyne Corporation designs, manufactures, markets and supports a broad line of data communications hardware products that enable local area and remote network access communications. Microdyne also designs, manufactures, and markets aersopace telemetry receivers for use in data gathering and analysis; and provides outsourced technical services for computer products companies.
The Company has established itself as a leading supplier of local area network
(LAN) adapter cards which provide the essential connection between computers (including personal computers, file servers, minicomputers and mainframe computers) and the network. The Company's products support all established computer bus structures, wiring systems and network topologies, including Ethernet, Fast Ethernet and Token Ring. The Company also sells a line of products directed to the emerging remote access market permitting both dial-up access to LANs and LAN access to remote databases. The Company believes that its products provide a combination of reliable, high performance, fully featured solutions at attractive prices.

     Microdyne offers a broad mix of networking products. Microdyne's product family consists of more than 100 individual products grouped into five principal categories: PC Connectivity, Remote Access, IBM Connectivity, Minicomputer Connectivity and Bundled Products consisting of Microdyne hardware packaged with Novell Inc.'s network operating system software (NetWare) or other Novell software.

     The Company sells its products through a broad base of leading domestic and international distributors as well as smaller regional distributors. The Company has leveraged Novell's position as the dominant supplier of LAN operating system software by licensing the Novell brand name and certain Novell technology for use on many of the Company's networking hardware products. Further, Novell has authorized Microdyne as an OEM supplier of NetWare bundled with Microdyne products to selected distributors outside of Novell's traditional distribution channel.

     Microdyne operates in a single industry segment encompassing three broad areas of technology having data communications as a common element. These operations include Networking Products, Aerospace Telemetry and Manufacturer Support Services. The following table sets forth revenue from each of Microdyne's operations for fiscal years 1993, 1994 and 1995:

                                                                             YEARS ENDED
                                                                             -----------
                                                                   SEPT. 30,   SEPT. 30,         OCT. 1,
                                                                     1993        1994             1995
                                                                     ----        ----             ----
                                                                            (IN THOUSANDS)

                        Networking Products . . . . . . . .          $52,269(2)  $ 80,546(2)   $141,300(2)
                        Aerospace Telemetry . . . . . . . .           13,358       12,255        17,358
                        Manufacturer Support Services . . .            5,250        8,021        12,100
                        Other operations(1) . . . . . . . .            7,601          738            --
                                                                     -------     --------      --------
                             Total Revenue  . . . . . . . .          $78,478     $101,560      $170,758
                                                                     =======     ========      ========

----------

(1) Other operations consist of Systems Integration, which was discontinued in September 1993, and Industrial Telemetry, which was sold in December 1993.

(2) Before deducting early payment discounts of $304, $265 and $680 in fiscal years 1993, 1994 and 1995, respectively.


NETWORKING PRODUCTS

OVERVIEW

     The computer networking industry represents one of the fastest growing segments of the technology industry. Industry growth has been a product of a rising number of personal computers in use within organizations, generational upgrades of computers, standardization of network operating system software (led by Novell's NetWare), the rising importance of network communications as an organizational productivity tool and the increasing speed and flexibility of networks. According to International Data Corporation (IDC), in 1995 there are an estimated 143 million PCs installed in businesses worldwide and 88 million PCs, or 61%, are connected to LANs. By 1999, the installed base of business PCs is projected to rise to 210 million, of which 167 million, or 79%, are expected to be connected to a network.

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



     Local area networks connect groups of personal computers, file servers, printers and other devices, thereby facilitating communications among those devices. Most LANs utilize one of two generally accepted networking topologies:
Ethernet (approximately 80% of networks, according to IDC) or Token Ring (approximately 20%). Generally, Ethernet LANs transmit data over a network at 10 megabits per second ("Mb" or "Mbps"); Token Ring LANs generally operate at 4 or 16Mbps. A new standard called Fast Ethernet (also called 10/100 Ethernet or 100BaseT) transmits data at 100Mbps. For any PC connected to a network there is a need for a LAN adapter card, which translates data to and from the computer in a format understandable to the network. The adapter card must conform to the LAN topology (Ethernet or Token Ring), to the internal architecture of the PC (the 16-bit ISA bus or newer 32-bit PCI bus used in Pentium-class PCs) and to the physical wiring scheme of the network (there are three commonly used wiring systems, the most popular one of which is called 10BaseT). As such, there are numerous permutations of adapter cards required to meet the needs of network users. In addition, small groups of networked PCs are linked by devices called concentrators or unmanaged hubs, which in turn are connected to file servers and printers, each of which also requires a specialized adapter card linking the device to the network. File servers may also have links to redundant storage devices to insure against loss of data in the event of a catastrophic failure of the file server; such links require specialized adapter cards at each device. Minicomputers and mainframe computers may also reside on a LAN and such connections require adapter cards specific to the operating system of each larger computer. In each of the preceding descriptions, Microdyne manufactures, markets and sells the card required for connections to the network.

     Networks have become an essential element of organizational productivity. Initially, LANs performed simple file and print sharing tasks among a group of PC users. As a result of faster processing capabilities of PCs, inexpensive, more powerful mass storage file and application servers, generally falling hardware prices and faster network speeds, LANs are now used to also deliver critical applications among network users. These new applications include fax origination and delivery, e-mail access, document imaging, storage and manipulation, desktop conferencing, real-time workgroup use of common images and other CPU-intensive networking activities. The growth in client/server computing has also raised the importance of the LAN as a communication medium. As user requirements for the network have increased -- including the need for greater throughput speeds and bandwidth -- new bus architectures, network topologies and transmission media have been developed. The resulting upgrade and sale of new PCs, adapter cards and ancillary networking hardware to the installed base have further stimulated market growth.

     LAN usage has expanded from a group of physically proximate users connected by wires to include remote users requiring periodic access to certain computers and file servers. The lower price and improved performance and versatility of laptop and notebook PCs, combined with improved modem technology, higher transmission speeds, falling telecommunications costs and growth in online services and the Internet, have fueled demand for remote access to and from networks. Remote access allows users to dial-in to LANs from remote sites and to access dial-up networks (e.g., Compuserve, Lexis/Nexis, the Internet) via their office PC without the requirement of a dedicated telephone line or modem. Remote access requires specialized software and board- or system-level hardware. Microdyne manufactures, markets and sells board- and system-level remote access hardware.

     The Company believes that as LANs have evolved, many segments of local area networking have become non-proprietary, price sensitivity has increased and buyers have come to favor multi-product vendors. In addition, buyers have become more cautious about embracing new technology if adopting it renders a large part of an existing networking investment obsolete. As a result, the Company believes that an ability to differentiate products through enhancements and added features, the timing of product introductions, effective distribution and marketing, efficient manufacturing and a low-cost infrastructure are critical elements for success.

     Microdyne offers a broad product family consisting of more than 100 individual products. The Company's products are grouped into five principal categories: PC Connectivity, Remote Access, IBM Connectivity, Minicomputer Connectivity and Bundled Products.

PC Connectivity Products are the essential devices that connect personal computers, printers and file servers to LANs. Microdyne markets a wide range of such products, primarily LAN adapter cards, which shape the output of PCs into formats understandable by the network, and which originate, monitor and terminate LAN sessions. Microdyne's PC adapter cards address the myriad combinations of PC bus structure (ISA, EISA, MCA, or PCI), network topology (Ethernet or Token Ring) and network wiring scheme (coaxial cable, 10BaseT, among others) used by customers. Microdyne's LAN adapter cards also support all major network operating systems (NetWare, OS/2, Windows NT, Vines, Lantastic). Microdyne also markets laptop and notebook computer LAN adapter cards that conform to the PCMCIA standard. In response to the progression from today's widely applicable 10Mbps standard to the evolving 100Mbps Ethernet standard,

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



Microdyne markets several LAN adapter cards that support both speeds and which automatically adjust to the applicable network speed. Microdyne's broad, flexible product capability allows customers to upgrade to new network standards without the cost of replacing the existing network infrastructure. Microdyne also strives to support all current and prospective networking standards and innovations, including those dealing with ease of installation ("plug and play ready") or conformation to PC operating system management tools (Desktop Management Interface or DMI). Further, Microdyne differentiates its products by its readiness and ability to quickly incorporate third party innovations such as virus protection ROM chips.

     Microdyne's PC connectivity product line also includes LAN adapter cards for file servers and printers. Microdyne products include: the SYNC+ router controller card, which allows a file server to perform the functions of a router; the NetWare Mirrored Server Link ("NMSL") card, a high-speed bi-directional serial link between servers running Novell's SFT software that allows one file server to backup another as a "hot standby" in the event of catastrophic failure; and a variety of hubs and concentrators, which link together clusters of PCs.

Remote Access Products enable LAN users to connect to external databases (e.g., Compuserve, Lexis/Nexis, the Internet) without the use of dedicated external phone lines or modems. Microdyne markets both board-and system-level products that provide for cost-effective connections by LAN users to such databases. Microdyne also markets a family of remote access products that permit persons at remote sites who are not physically connected to a LAN to access or dial into the LAN over telephone lines and gain access to files and applications as if physically connected. Microdyne's products also permit groups of users to share a small number of modems and direct lines connected to a network. Microdyne's remote access products support assorted applications involving varying numbers of simultaneous in-bound or out-bound sessions handled ("ports"), differing technology used to support those sessions ("remote node" or "remote control") and various software packages which provide network connections and security. Microdyne's remote access solutions are fully featured products with high levels of network security, protocol support and scalability. Microdyne also markets a set of systemlevel solutions (e.g. LAN Expander) and a wide-area networking board (the "WNIM series") that permits value added resellers ("VAR") or end users to build customized solutions for an organization.

IBM Connectivity Products are adapter cards that enable a PC to operate in an environment in which there is a direct connection to an IBM mainframe. In such cases, the PC must emulate an IBM 3270-series terminal in order to communicate with the mainframe. Microdyne's products support IBM's Systems Network Architecture ("SNA") and Systems Application Architecture ("SAA"), the specialized network protocols used in IBM mainframe environments.

Minicomputer Connectivity Products are specialized adapter cards that permit minicomputers to be connected to LANs. Although demand for minicomputers has fallen from peak 1980s levels, many organizations continue to run critical applications on minicomputers, generating modest demand for adapter cards which facilitate such connectivity. Microdyne's products allow DEC, Prime, Data General, NCR and other minicomputer platforms to be connected to LANs.

Bundled Products are pre-packaged combinations of one or more of the Company's networking products packaged with OEM versions of Novell software. These bundled products are sold to selected distributors that would otherwise not have access to these Novell products. Bundled products include Novell's NetWare network operating system software or LAN Workplace for DOS combined with the Company's Ethernet adapter cards, Novell's SFT software combined with NMSL boards, Novell's Multiprotocol Router software combined with the SYNC+ board, Novell's SAA for Windows combined with the SAA adapter card, and NetWare Connect software combined with WNIM wide-area adapter cards.

Distribution

     The Company's Networking Products are principally sold to end users through a two-step distribution process consisting of distributors and resellers. Electronics distributors stock products from hundreds of manufacturers. The industry includes several hundred distributors specializing in computer products and these firms serve regional, national or international markets. Microdyne's largest distributors include Ingram Micro Corporation, DistribuPro, Inc., Southern Electronics Corporation, Tech Data, Inc., Merisel Inc. and C2000 GmbH. The customers of those distributors are, in turn, the more than 50,000 worldwide computer products resellers (including retail stores that sell to end users), VARs (which sell to systems integrators that specify, assemble and install networks for end user customers) and integrators (which install components and systems as a service to customers). The Company believes that selling through distributors carries specific benefits, including limiting the Company's customers to a finite number of generally well-financed entities, limiting the amount of finished-goods inventory which the Company must carry and lessening the need for a direct sales

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



force. According to IDC, distributors accounted for more than 75% of all networking products sold in the United States in 1994.

     Microdyne treats sales to distributors outside the United States (or U.S.-based distributors with a majority of their sales in international markets) in a manner substantially similar to U.S.-based accounts. All products are priced to distributors in dollars and distributors assume any risk of currency fluctuation.

Extended Distribution Program; Novell Agreements

     Microdyne has broadened its customer reach by adding a second group of distributors for which Microdyne is a source of networking hardware products and Novell NetWare network operating system software and other Novell-label software. Microdyne combines its networking hardware products with appropriate Novell software in one package. The resulting combinations, or Bundled Products, are sold under the Extended Distribution Program.

     The Extended Distribution Program was introduced in 1993 with the cooperation of Novell. Pursuant to an agreement with Novell, Microdyne is authorized to seek out distributors that are not otherwise authorized by Novell to sell NetWare and other Novell software products. Distribution terms and discount policies are set by Novell. The Company believes that by participating in the Extended Distribution Program, Microdyne enhances its position as a supplier of networking hardware products and increases the likelihood that its products will be recommended by these distributors.

     The Company has had a long-standing relationship with Novell that commenced in 1984. The Company presently is party to several agreements with Novell concerning the licensing, manufacture and marketing of Novell products and products incorporating Novell technology, which are material to the Company. See Note A1 to "Notes To Consolidated Financial Statements." In return for royalties, which generally consist of a minimum payment and a payment based upon sales into distribution, the Company has the non-exclusive, worldwide right to manufacture and distribute various networking products utilizing Novell licensed technology. These licensing agreements have different termination dates and typically provide for renewal for additional one-year periods with the consent of Novell and the Company, and each party has the right to terminate such agreements upon 90 or 180 days prior written notice. The Company's OEM agreement with Novell concerning Bundled Products has a month-to-month term and is terminable by either party upon 30 days prior written notice.

Marketing, Sales and Customer Support

     Because there are several levels of intermediaries between the Company and its end user customer, Microdyne devotes its sales resources to working with distributors ("push" programs) and must rely upon marketing efforts to reach resellers and end user customers ("pull" programs). It is critical to the Company's success that distributors' telemarketing representatives are familiar with Microdyne's products and can explain to their customers how Microdyne products are differentiated from those of its competitors. To that end, the Company conducts periodic training programs for its distributors' telemarketing representatives. The Company may also periodically run push programs including promotions and rebates aimed at distributors' telemarketing representatives.

     The Company's pull programs are aimed at resellers and end users. These programs take the form of print advertising in computer industry trade publications that reach resellers and corporate information systems managers, direct mail to resellers, trade press publicity about new products and product features, participation in the networking industry's trade shows, promotions designed to increase sales in a specific period and rebates.

     The Company uses its Novell and Eagle brand names to establish and retain customer loyalty to Microdyne's products. Microdyne believes the Novell name connotes quality and reliability in the minds of customers, and that the Eagle name (utilized previously by Artisoft and currently by Microdyne as a result of that acquisition) is well established in the minds of many customers as a reliable, price-competitive brand.

     As part of the Company's acquisition of the IRMAtrac product line, Attachmate Corporation (formerly Digital Communications Associates (DCA)) assumed certain obligations for the continued sale of those products for a period of five years commencing July 19, 1994. Microdyne is dependent upon Attachmate's efforts for the sale of Token Ring products.

MICRODYNE CORPORATION                            1995 ANNUAL REPORT ON FORM 10-K




     Microdyne maintains a toll-free telephone technical support center in Alexandria, Virginia and San Jose, California where help is available 12 hours a day, five days a week. Networking products have a lifetime warranty against failure or defective workmanship. The Company replaces its products upon submission of the failed product together with purchase documentation.

Research and Development

     Research and development activities are carried out at the Company's facility in San Jose, California by a staff of approximately 30 engineers. Microdyne's expenditures for research and development in its Networking Products business was $3.8 million in 1995, $2.3 million in 1994 and $2.9 million in 1993. The 1994 to 1995 increase was attributable to the addition of former DCA Token Ring engineers in the fourth quarter of fiscal 1994 as well as the development of new products introduced in fiscal 1995.

     The Company focuses its engineering efforts on product cost reduction, extension of existing product lines and enrichment of features on existing products. The Company has historically obtained new technologies or new products primarily through OEM relationships or the purchase of technology as part of larger business acquisitions. Each of the four acquisitions completed between July 1994 and September 1995 has contributed specific new products and/or technologies to Microdyne.

Manufacturing and Supply

     Because of variable demand for its products and the availability of low-cost contract production capabilities, Microdyne outsources virtually all of its board-level Networking Products manufacturing to contract manufacturers, which are primarily established, U.S.-based corporations. The Company believes it can maintain a high level of quality while reducing its cost of goods sold below that which the Company would incur if it manufactured products in-house. While Microdyne has historically experienced no substantial difficulty purchasing components and raw materials in the open market from multiple suppliers, the Company recently has begun to see higher commodity costs and longer production lead times in some key components as a result of vendor limited capacity in the face of greater demand.

Competition

     The networking products market is very competitive. The Company believes its ability to compete successfully depends on a number of factors, including: price; product features; product quality; performance and reliability; name recognition; international certification; retention of experienced sales, marketing and service personnel; development of new products and enhancements; and adherence to rapidly changing industry standards.

     Microdyne competes with a number of vendors, including 3Com Corporation, Standard Microsystems Corporation and Intel Corporation, that have significantly greater financial, marketing, technical and other resources as well as the capacity to obtain components at lower cost either by purchasing large quantities of such components or by fabricating such components in-house. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of their products or control the timing of, or respond more effectively to, new product introductions.

AEROSPACE TELEMETRY

Overview

     Data gathering and analysis is a basic requirement in the testing and analysis of any process or operation. When the process or device being measured is close at hand, it is a relatively simple task to attach probes, sensors or other measuring devices to the object. These devices convert physical measurements (e.g., temperature, rotation, pressure) into a variable stream of electrical current. The current flows over wires and is either shown on an analog display (a thermometer or voltmeter, for example) or converted into digital form and fed into a computer file. This well-established practice works well so long as the object or process to be measured is sufficiently close to permit wires to connect those probes and sensors with the computer logging the resulting output.

     Telemetry is the technology of measuring various equipment performance parameters at a distance, and is required when the object under test is moving too quickly or is at too great a distance to use wires. In telemetry, a highly selective

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



radio receiver is needed to gather information which is sent, usually in a rapid burst form, from, for example, a transmitter on board an aircraft or space vehicle. The information will consist of readings from hundreds of sensors recording such things as heat, vibration, stress and operational performance. Each sensor will produce its own data stream which must be transmitted and captured. In other applications such as weather satellites or space vehicles, the information will consist of data and video transmissions.

     Since 1968, Microdyne has manufactured telemetry receivers, the sophisticated radio receivers that can accurately tune in and hold the telemetry signals from aircraft and space vehicles. During the past three years, Microdyne has expanded and updated its telemetry product line, including the addition of card-level products that perform essentially the same functions as the Company's traditional rack-mounted devices. Two trends are pushing telemetry receivers toward becoming board-level systems with computer control. First, very powerful personal computers can process telemetry data at rates previously unattainable. Second, telemetry receivers are increasingly being used in mobile environments such as aircraft and on board ships where the receivers' light weight and compactness are an advantage over larger rack mounted devices. The Company's new telemetry products include:

     - A single-card telemetry receiver designed to plug into a VME, VXI or PC/AT ISA bus which contains much of the functionality of one of Microdyne's traditional rack-mounted receivers; and

     - A board-level diversity combiner which is a special device to take the input of two telemetry receivers, each of which has been tuned to the same sets of frequencies, but at different polarity, and combine those two signal streams into one continuously readable data stream. This type of product is required whenever the telemetry stream comes from a vehicle that is maneuvering or rotating.

     Other Aerospace Telemetry products include compact telemetry receivers and a sophisticated signal simulation source for use in calibrating telemetry equipment and systems, to ensure that a system is set up correctly and fully operational prior to a mission; and diversity combiners that allow data loggers to record an uninterrupted stream of data from two receivers, regardless of the polarity of the signal from the telemetry source.

Marketing and Sales

     Telemetry systems are used in a variety of applications involving missiles, aircraft, satellites and other space vehicles. The four major user groups include Government testing ranges, aerospace companies engaged in the development and manufacture of missiles and satellites, companies that design and manufacture antennae used in tracking and receiving signals being sent from missiles and satellites and meteorological systems used to gather weather data.

     Microdyne markets its products directly to these user groups through a sales and marketing department located at the Company's Ocala, Florida facility. Because most telemetry products are purchased directly or indirectly with Government funding, much of Microdyne's marketing effort is channeled into establishing and maintaining name and product recognition for the Company with Government agencies and aerospace and defense contractors. Beginning in 1993, Microdyne began undertaking projects combining the Company's telemetry components and subsystems with those of other manufacturers for international customers. In addition, Microdyne maintains customer support operations in several cities in the U.S.

     Government agency and Government prime contractor revenue in fiscal 1995 was $9.6 million, or 55.3% of total Aerospace Telemetry revenue, compared to $5.4 million, or 44.1% in 1994. The Aerospace Telemetry business can be adversely affected by any substantial decreases in Government procurement of the Company's products and services. Microdyne's dependence upon such procurement has lessened significantly as the Company has shifted its emphasis to the commercial sale of Networking Products, although the telemetry industry remains dependent upon Government procurement. The Company believes there is growth potential in international markets, and has established a sales office in London. Microdyne also uses international manufacturers' representatives.

Research and Development and Manufacturing

     Expenditures for Aerospace Telemetry research and development totaled $1.4 million, or 8.0% of telemetry revenue in 1995. This compared to $1.2 million, or 9.7% of telemetry revenue in 1994 and $1.1 million, or 8.3% of revenue in 1993. Microdyne maintains a volume manufacturing facility in Ocala, Florida.

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



Competition

     The Company believes the domestic market for telemetry products is mature, with total revenue relatively stable from year to year. Microdyne believes it has the largest market share for telemetry receivers sold in the world. However, the market for defense electronics is very competitive and marked by a shift toward fewer, but much larger vendors. Microdyne believes that the relative maturity of the overall defense electronics market could attract competition from vendors in related fields of defense electronics that are seeking to expand total corporate sales by leveraging relationships with existing customers to include additional product lines in ancillary fields.

MANUFACTURER SUPPORT SERVICES

Overview

     Large electronics manufacturers with established markets and sizable installed bases typically have an in-house technical support, warranty repair and after-warranty service capability. However, organizations new to the U.S. market or without large installed bases may determine that the cost of creating and maintaining such an activity is prohibitive. Further, manufacturers with in-house capabilities may require peak-demand assistance in these areas; such demand being created by the introduction of a new product or by seasonal sales. In such cases, manufacturers may turn to third-party organizations to staff and operate telephone technical support, warranty repair and after-warranty service centers.

     Since 1989, the Company has provided outsourced services to one computer electronics manufacturer. These activities include telephone technical support, component and board repair and warranty administration. Microdyne provides its customer with trained personnel, including, as of October 1, 1995, a staff of 252 full-time and 85 part-time employees in the customer's facilities near Los Angeles, California and in Indianapolis, Indiana. The Company's revenue is based on the number of employees assigned to each aspect of the customer's business, the number of hours worked by those employees and the rate at which Microdyne is paid for such services.

     The Company maintains a contract with its customer which expires in December 1995 and is expected to be renewed in early 1996.

Marketing

     Microdyne seeks to expand its manufacturer support services business. While the Company's primary focus is maintaining and expanding its relationship with its current customer, Microdyne believes it has the resources and expertise to serve other customers. Microdyne solicits contracts for this activity directly from such manufacturers.

Competition

     The principal competition for manufacturer support services is in-house sourcing. Microdyne's customer may, upon notice, sever its contract with the Company and elect to perform these tasks using its own employees. Also, other third-party support vendors could win the customer's business by offering better terms. While the Company believes that its relationship with the customer is generally good, and the level of work performed for the customer has expanded significantly during the past two years, Microdyne seeks to reduce the risk of being displaced by either in-house staff or another third-party provider. The Company continually recruits highly skilled staff to meet the customer's growing requirements, upgrades the work skills of its staff through training, provides its staff with a career path to reduce turnover and increases efficiency so as to lower costs to the customer.

PATENTS AND PROPRIETARY RIGHTS

     The Company does not consider that its business is dependent upon patent protection. Nevertheless, the Company is subject to the risk of adverse claims and litigation alleging infringement of the proprietary rights of others. From time to time the Company has received claims of infringement of other parties' proprietary rights. Although the Company believes that it does not infringe the valid patents of others, there can be no assurance that third parties will not assert infringement claims in the future with respect to the Company's current or future products or that any such claims will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms.

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



UNITED STATES GOVERNMENT CONTRACTS

     During fiscal 1995 and 1994, $13.1 million, or 8% and $6.8 million, or 7%, respectively, of Microdyne's total sales were derived from contracts and subcontracts involving the U.S. Government and its agencies.

     For fiscal 1995 and 1994, U.S. Government sales as a percentage of each activity's sales were as follows:

                                                                        Fiscal 1995              Fiscal 1994
                                                                        -----------              -----------
                                 Aerospace Telemetry                            55%                      44%
                                 Industrial Telemetry                            --                      17%
                                 Networking Products                             3%                       --

     For fiscal 1995 and 1994, Manufacturer Support Services had no sales to U.S. Government agencies.

     Some of the Company's Aerospace Telemetry Government contracts contain price re-determination clauses. Through the end of fiscal 1995, Microdyne has received no claims based on such clauses.

BACKLOG

     Revenue backlog believed to be firm amounted to $2.7 million at October 1, 1995, and $5.9 million at September 30, 1994. Backlog by activity was as follows:



                                                                    At October 1, 1995    At September 30,1994
                                                                    ------------------    --------------------
                                 Networking Products                               --            $   536,000
                                 Aerospace Telemetry                      $ 2,671,000              5,413,000

     The Company does not believe backlog is a meaningful indicator of future business trends. Microdyne's Networking Products operation is not based upon either long lead times for delivery or contract delivery schedules. Rather, with the exception of back-ordered products, Networking Products are generally shipped upon receipt of order. Aerospace Telemetry backlog is dependent upon the receipt or renewal of Government contracts, the timing over which the Company has no control.

EMPLOYEES

     As of October 1, 1995, Microdyne had 588 full-time and 85 part-time employees. None of Microdyne's employees is covered by a collective bargaining agreement. The Company believes its labor relations to be generally good. Employment by operation is as follows:

                                                                                     FULL-TIME        PART-TIME
                                                                                     ---------        ---------
                                         Networking Products . . . . . . .                 182                0
                                         Aerospace Telemetry . . . . . . .                 138                0
                                         Manufacturer Support Services . .                 252               85
                                         Corporate   . . . . . . . . . . .                  16                0
                                                                                           ---               --
                                              Total  . . . . . . . . . . .                 588               85
                                                                                           ===               ==


     Networking Products employees are located in Alexandria, Virginia and San Jose, California; Aerospace Telemetry employees are located in Ocala, Florida; Manufacturer Support Services employees are located at customer-owned facilities near Los Angeles, California and in Indianapolis, Indiana. Corporate employees are located in Alexandria, Virginia.

SEASONAL FLUCTUATIONS

      No single material event causes Microdyne's overall sales to fluctuate. Within individual activities, Netowrking Products sales are subject to those seasonal fluctuations associated with general business activity. Aerospace Telemetry sales are subject to fluctuations in Government procurement.

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



EXPORT BUSINESS

     Export sales in fiscal 1995, 1994, and 1993 were $41.9 million, $29.0 million, and $27.5 million, respectively. The Company's growth in export sales has been driven principally by the growth in its Networking Products activity.

     Microdyne prices its products in U.S. dollars. As a result, the Company does not face risk from currency fluctuations. However, a strengthening of the dollar coule place the Company in a position of either reducing its prices for export in order to retain market share, or accepting the likelihood that its market share would decline in countries where locally produced products were available.

CREDIT TERMS AND RETURN POLICIES

     See Note A1 to "Notes to Consolidated Financial Statements."

ITEM 2. PROPERTIES.

     At October 1, 1995, the Company's principal facilities consist of the following:

                              LOCATION        FACILITY SIZE       OWN/LEASE                 FUNCTION
                              --------        -------------       ---------                 --------
                           Alexandria, VA     26,000 sq. ft.     Leased         Headquarters, marketing, sales
                           Ocala, FL          112,000 sq. ft.    Owned          Aerospace Telemetry
                           San Jose, CA       95,000 sq. ft.     Leased         Manufacturing, engineering, warehouse


     A portion of the Ocala facility was financed by and stands as collateral for industrial revenue bonds, of which $304,000 was outstanding at October 1, 1995. The Ocala facility includes 5.5 acres of land.

ITEM 3. LEGAL PROCEEDINGS

     See Note J2 to  "Notes to Consolidated Financial Statements."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of fiscal 1995 to a vote of security holders, either through the solicitation of proxies or otherwise.

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol MCDY. The following table sets forth for the fiscal periods indicated the high and low sales prices of the Common Stock, as reported on the Nasdaq National Market.

                                                                                             PRICE RANGE OF
                                                                                              COMMON STOCK
                                                                                            ----------------
                                                                                            HIGH         LOW
                                                                                            ----         ---
                                 Fiscal Year Ended September 30, 1994:
                                      First Quarter ended December 31, 1993  . . . .         $5.375      $4.000
                                      Second Quarter ended March 31, 1994  . . . . .          6.250       4.000
                                      Third Quarter ended June 30, 1994  . . . . . .          5.000       3.375
                                      Fourth Quarter ended September 30, 1994  . . .          5.500       3.750
                                 Fiscal Year Ending October 1, 1995:
                                      First Quarter ended December 31, 1994  . . . .         10.625       4.500
                                      Second Quarter ended March 31, 1995  . . . . .         15.500      10.125
                                      Third Quarter ended June 30, 1995  . . . . . .         21.625      13.875
                                      Fourth Quarter ended October 1, 1995 . . . . .         26.375      18.875


     As of October 1, 1995, there were an estimated 975 holders of record of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                           YEARS ENDED
                                                                    ----------------------------

                                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,     OCTOBER 1,
                                                       1991(1)           1992            1993             1994            1995
                                                       -------           ----            ----             ----            ----
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue . . . . . . . . . . . . . . . . . . . . .      $56,533         $72,693         $78,174          $ 101,294      $ 170,078
Cost of goods sold  . . . . . . . . . . . . . . .       31,794          41,035          52,525             73,259        117,308
                                                       -------         -------         -------          ---------      ---------
Gross profit  . . . . . . . . . . . . . . . . . .       24,739          31,658          25,649             28,035         52,770
Operating expenses:
   Selling, general and administrative  . . . . .       12,705          23,710          18,032             16,650         24,369
   Research and development   . . . . . . . . . .          766           3,886           4,172              3,586          5,197
   Restructuring charges  . . . . . . . . . . . .           --           8,503           3,462                 --             --
      Total operating expenses  . . . . . . . . .       13,471          36,099          25,666             20,236         29,566
                                                       -------         -------         -------          ---------      ---------
Earnings (loss) from operations . . . . . . . . .       11,268          (4,441)            (17)             7,799         23,204
Other income (expense)  . . . . . . . . . . . . .         (350)           (176)           (468)              (499)        (2,804)
                                                       -------         -------         -------          ---------      ---------
Earnings (loss) before income taxes . . . . . . .       10,918          (4,617)           (485)             7,300         20,400
 Provision (benefit) for income taxes . . . . . .        2,094          (2,461)           (252)             2,701          7,806
                                                       -------         -------         -------          ---------      ---------
Net earnings before cumulative effect of
accounting change . . . . . . . . . . . . . . . .        8,824          (2,156)           (233)             4,599         12,594
Cumulative effect of accounting change  . . . . .           --              --           1,744                 --             --
                                                       -------         -------         -------          ---------      ---------
Net earnings (loss) . . . . . . . . . . . . . . .      $ 8,824         $(2,156)        $ 1,511          $   4,599      $  12,594
                                                       =======         =======         =======          =========      =========
Net earnings (loss) per share . . . . . . . . . .      $  0.76         $ (0.15)        $  0.10          $    0.35      $    0.96
                                                       =======         =======         =======          =========      =========
Shares used in computing net earnings
  (loss) per share  . . . . . . . . . . . . . . .       11,617          14,592          14,428             13,088         13,096
                                                       =======         =======         =======          =========      =========


                                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,     OCTOBER 1,
                                                        1991             1992            1993             1994            1995
                                                    -------------   -------------   -------------    ------------      ---------
                                                                             (in thousands)

BALANCE SHEET DATA:
Cash, cash equivalents, and
  short-term investments  . . . . . . . . . . . .       $2,142          $1,602          $2,135             $2,628         $4,587
Working capital . . . . . . . . . . . . . . . . .       19,444          17,711          19,965             22,744         40,572
Total assets  . . . . . . . . . . . . . . . . . .       41,622          45,226          48,174             55,840        110,382
Long-term obligations . . . . . . . . . . . . . .        1,126             425             817             11,675         16,999
Total stockholders' equity  . . . . . . . . . . .       24,067          24,119          26,094             18,290         39,488

----------
(1) Data for the period prior to June 21, 1991 are for Federal Technology Corporation only.

MICRODYNE CORPORATION                            1995 ANNUAL REPORT ON FORM 10-K



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Microdyne has sought to increase its revenue through the development of new products and the acquisition of new product lines. In fiscal 1995, the Company introduced internally developed "Plug and Play" ISA- and PCI-bus LAN adapter cards and two- and four-port remote access LAN Expanders. Microdyne also introduced the ACS 4400, a new remote access communications server that combines industry-standard software with advanced user features, and the NMSLplus, a new generation adapter card that allows file servers on networks to back up data more quickly. Since the end of fiscal 1995, the Company has introduced a lower cost ISA-bus Token Ring LAN adapter card, a PCI-bus Token Ring LAN adapter card, and a family of Fast Ethernet products. Since July 1994, the Company has made the following four acquisitions to diversify and enhance its technology and product mix. Revenue from those products are included in Networking Products as of the date of each acquisition.

     In July 1994, Microdyne acquired the IRMAtrac product line from Digital Communications Associates ("DCA," which has since merged with Attachmate Corp. ("Attachmate")). That acquisition brought Microdyne an established line of Token Ring adapter cards that had been developed and marketed by DCA beginning in 1991. Microdyne purchased DCA's inventory for approximately $4.0 million, agreed to pay a minimum royalty of $3.0 million over five years and hired certain DCA engineers to support Token Ring software and hardware. DCA also agreed to continue to sell the Token Ring product line through its direct sales force.

     In September 1994, Microdyne acquired the assets of Gateway Communications, Inc. ("Gateway"), rights to remote access products and certain other products and technology. Microdyne purchased Gateway's assets, consisting principally of inventory, for $2.0 million. Gateway's remote access product line is now marketed as Microdyne's WNIM family wide-area adapter boards and the LAN Expander family of remote access solutions.

     In January 1995, Microdyne acquired from Artisoft, Inc. ("Artisoft") the Eagle Technology ("Eagle") business consisting of a family of Ethernet adapter cards, file server adapter cards, hubs and print server cards. Microdyne purchased the Eagle business for $16.5 million, including inventory of $8.3 million, fixed assets of $700,000 and all rights to all Eagle technology for $7.5 million. Artisoft, through its Eagle business, was one of two companies (the other was National Semiconductor) that, along with Microdyne, were licensed by Novell to market adapter cards using the Novell name and "NE" designation. The Company has begun to consolidate its adapter card business with that of Eagle to provide both a Novell-label and Eagle-brand line of products.

     In September 1995, Microdyne acquired the Ethernet adapter card product line of National Semiconductor ("National") which had been introduced by National in 1993. Microdyne agreed to pay a total of $5.3 million, including $3.5 million for National's 10Mbps and 10/100Mbps ("10/100") Ethernet adapter card inventory, and $1.8 million for rights to National's 10/100 technology, including a period of exclusivity ending in June 1996 on the purchase of National's 10/100 ISA chip set, and certain intangibles. As a result of the National acquisition, in September 1995, Microdyne introduced a 10/100 ISA adapter card as part of its Fast Ethernet family of products.

     The effective average selling price of LAN adapter cards, which accounted for 45% of total fiscal 1995 revenue, continued to decline in fiscal 1995. To remain profitable, the Company must continually reduce its manufacturing and operating costs. As a result, the Company must maintain low operating costs to remain competitive in the market, and there can be no assurance that cost reductions can be achieved on a regular basis. Any inability to respond to increased price competition for the Company's products would have a material adverse effect on the Company.

     The majority of the Company's Networking Products revenue is derived from licenses from, or OEM agreements with, Novell. In addition, the Company purchases a significant amount of product from Novell. The Eagle and National acquisitions in fiscal 1995 further increased the Company's reliance upon the Novell brand name. The loss by the Company of the right to sell products under the Novell brand name, the loss of the right to sell Novell software under OEM license, or a substantial decline in Novell's share of the network operating system market would have a material adverse effect on the Company.

     The Company's operating results could be affected by a number of other factors, including but necessarily limited to the availability and cost of components. The Company has begun to see higher commodity costs and longer production lead times in some key components as a result of vendor limited capacity in the face of greater demand.

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



     The Company has historically operated with limited backlog because its products are shipped shortly after orders are received, and frequently realizes a substantial portion of its net revenues in the last month of the quarter. As a result, revenue in any period is substantially dependent on orders booked and shipped in the last month of that period. Delays in receipt of end-of-quarter orders in a given quarter may adversely affect the Company's results of operations for that quarter, as the Company's expense levels are based primarily on full-quarter revenue estimates and only a small portion of the Company's operating expenses vary with its revenue. Moreover, Microdyne's revenue may fluctuate based on the level of inventories of the Company's products maintained by the Company's distributors in any particular quarter. Accordingly, the Company may be subject to significant and unanticipated quarter-to-quarter fluctuations.

     Any shortfall in revenue or earnings from the levels expected by securities analysts could have an immediate and significant effect on the tradfing price of ther Company's common stock in any given period. Moreover, in view of historical selling patterns, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's stock. Finally, the Company participates in an intensely competitive industry marked by rapidly changing changing technology, which may result in significant volatility of the Company's common stock price.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected information from the Company's Consolidated Statements of Operations, expressed as a percentage of revenue:

                                                                                          YEARS ENDED
                                                                                        ---------------
                                                                                 SEPT. 30,  SEPT. 30,   OCT. 1,
                                                                                   1993       1994       1995
                                                                                   ----       ----       ----
                           Revenue  . . . . . . . . . . . . . . . . . .            100.0%     100.0%     100.0%

                           Cost of goods sold   . . . . . . . . . . . .              67.2       72.3       69.0
                                                                                     ----       ----       ----
                           Gross profit   . . . . . . . . . . . . . . .              32.8       27.7       31.0
                           Operating expenses:
                                Selling, general and administrative   .              23.1       16.4       14.3
                                Research and development  . . . . . . .               5.3        3.5        3.1

                                Restructuring charges   . . . . . . . .               4.4         --         --
                                                                                     ----       ----       ----
                                     Total operating expenses   . . . .              32.8       20.0       17.4
                                                                                     ----       ----       ----
                           Earnings (loss) from operations  . . . . . .              (0.0)       7.7       13.6
                           Other income (expense)   . . . . . . . . . .              (0.6)      (0.5)      (1.6)
                                                                                     ----       ----       ----
                           Earnings (loss) before income taxes  . . . .              (0.6)       7.2       12.0

                           Provision (benefit) for income taxes   . . .              (0.3)       2.7        4.6
                                                                                     ----       ----       ----
                           Net earnings (loss) before cumulative effect of
                             accounting change  . . . . . . . . . . . .              (0.3)       4.5        7.4
                           Cumulative effect of accounting change   . .               2.2         --         --
                                                                                     ----       ----       ----
                           Net earnings (loss)  . . . . . . . . . . . .              1.9%       4.5%       7.4%
                                                                                     ====       ====       ====


FISCAL YEARS ENDED OCTOBER 1, 1995 AND SEPTEMBER 30, 1994

     Revenue. Revenue for fiscal 1995 increased to $170.1 million from $101.3 million in fiscal 1994, an increase of 67.9%. This increase was a result of internal growth in each of the Company's three operations and Networking Products acquisitions.

     Networking Products revenue increased to $141.3 million in 1995 from $80.5 million in 1994, an increase of 75.5%. The growth reflects acquisitions by Microdyne, the continued growth of the LAN products industry and the Company's increased market share. PC Connectivity products, which include the Company's Ethernet and Token Ring adapter cards, increased to $76.5 million in 1995 from $31.6 million in 1994, an increase of 142.0%. The increase reflects recent acquisitions, particularly the Eagle acquisition in January 1995. Total Ethernet revenue increased to $60.6 million in 1995 from $27.3 million in 1994. Token Ring revenue increased to $15.9 million in 1995 from $4.4 million in 1994. Token Ring revenue in 1994 represented sales made between the date of the DCA acquisition (July 1994) through September 1994. Reflecting an increased number of participating distributors and higher sales at certain of those distributors, revenue from sales of Microdyne hardware bundled with Novell software ("Bundled Products") increased to $51.5 million in 1995

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



from $28.8 million in 1994. Reflecting industry trends, Minicomputer Connectivity and Mainframe Connectivity product revenue declined $4.1 million in 1995 from 1994.

     Aerospace Telemetry revenue increased to $17.4 million in 1995 from $12.3 million in 1994, largely as a result of demand for the Company's new telemetry products and U.S. Government ("Government") contracts received late in 1994. Manufacturer Support Services revenue increased to $12.1 million from $8.0 million in fiscal 1994, reflecting continued growth in support activities for the Company's customer. The Industrial Telemetry operations, which contributed $738,000 in 1994, was sold in December 1993.

     Gross Profit. Gross profit increased to $52.8 million in 1995 from $28.0 million in 1994, and as a percentage of revenue increased to 31.0% from 27.7%. The increase in gross margin is attributable to higher gross margins in the Company's Networking Products activity. Within Networking Products, the gross margins improved in the Company's Ethernet product line due to declining manufacturing costs which more than offset declining sales prices. Gross margins increased in Bundled Products due to changes in product mix. Gross profit also increased in the Aerospace Telemetry and Manufacturer Support Services operations.

     Selling, General and Administrative. Selling, general and administrative expense grew to $24.4 million in 1995 from $16.7 million in 1994, but decreased as a percentage of revenue to 14.3% from 16.4%. Management believes that further reductions as a percentage of revenue will be more difficult to achieve than in the past due, in part, to increased amortization of product line acquisition cost. Amortization of product line acquisition cost from acquisitions made to date will result in an annual expense of approximately $1.3 million for the next six fiscal years and approximately $900,000 in the following year.

     Research and Development. Research and development expense increased to $5.2 million in 1995 from $3.6 million in 1994 but decreased as a percentage of revenue to 3.1% from 3.5%. The dollar increase is attributable to the addition of former DCA Token Ring engineers in the fourth quarter of 1994 as well as the development of new products introduced in 1995.

     Other Income (Expense). Other expense in both 1995 and 1994 includes interest expense associated with outstanding borrowings against the Company's line of credit. The higher interest expense in 1995 was due to larger outstanding borrowings which financed the Eagle acquisition. Also included in 1995 are one-time charges totaling $875,000, in connection with the settlement of a stockholder class action lawsuit filed against the Company in 1992.

     Provision for Income Taxes. Provision for income taxes was $7.8 million (38.3% of pre-tax earnings) and $2.7 million (37.0% of pre-tax earnings) in 1995 and 1994, respectively. The increase in the effective tax rate resulted in part from reduced tax credits, the impact of which was partially offset by lower percentage state income taxes and benefits from the Company's foreign sales corporation.

FISCAL YEARS ENDED SEPTEMBER 30, 1994 AND SEPTEMBER 30, 1993

     Revenue. Revenue for fiscal 1994 increased to $101.3 million from $78.2 million in fiscal 1993, an increase of 29.6%. This growth was attributable to an increase in Networking Products revenue to $80.5 million in fiscal 1994 from $52.3 million in fiscal 1993. Bundled Product revenue increased to $28.8 million in 1994 from $3.4 million in 1993, reflecting a full year of Bundled Product sales as opposed to three months of sales for such products in fiscal 1993. Token Ring and Gateway product revenue of $4.3 million and $1.1 million, respectively, represented new sales in the fourth quarter of fiscal 1994 resulting from the DCA and Gateway acquisitions. Reflecting industry trends, Minicomputer Connectivity product revenue declined to $5.6 million in 1994 from $7.9 million in 1993. Aerospace Telemetry revenue decreased to $12.3 million in 1994 from $13.4 million in 1993, largely due to Government procurement orders which were delayed until late in the fourth quarter of fiscal 1994. Manufacturer Support Services revenue increased to $8.0 million in 1994 from $5.2 million in 1993, reflecting continued growth in support activities for the Company's customer. Industrial Telemetry contributed revenues of $738,000 in sales in fiscal 1994 and $3.4 million in fiscal 1993. The assets of the Industrial Telemetry operation were sold in the first quarter of fiscal 1994.

     Gross Profit. Gross profit increased to $28.0 million in fiscal 1994 from $25.6 million in 1993, but as a percentage of sales decreased to 27.7% from 32.8% in 1993. The percentage decrease reflects a rising percentage of Networking Products revenue, which carries a lower gross margin than the Company's other two operations.

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



     Selling, General and Administrative. Selling, general and administrative expense decreased to $16.5 million in 1994 from $18.0 million in 1993 and decreased as a percentage of sales to 16.4% from 23.1%, respectively. The reduction in 1994 was the result of continued cost controls combined with savings realized from discontinued and sold businesses.

     Research and Development. Research and development expense decreased to $3.6 million in 1994 from $4.2 million in 1993. As a percent of revenue, research and development decreased to 3.5% in 1994 from 5.3% in 1993. The decline in 1994 is attributed to the savings realized from consolidating the Company's engineering facilities in the first quarter in 1994.

     Restructuring Charges. In the fourth quarter of fiscal 1993, the Company recognized approximately $3.5 million in restructuring charges which represented adjustments to certain inventories and costs associated with a planned fiscal 1994 facilities consolidation.

     Other Expense. Other expense primarily consists of interest expense associated with borrowings against the Company's line of credit. Other expense increased to $499,000 in 1994 from $468,000 in 1993. The increase was attributable to a higher level of average borrowings in fiscal 1994 arising from the Company's Dutch Auction tender offer in February 1994.

     Provision (Benefit) for Income Taxes. In 1994, the Company's provision for income taxes was $2.7 million, representing 37.0% of pre-tax earnings. The Company received an income tax benefit of $252,000 in 1993, representing 52.0% of the 1993 pre-tax loss. The tax benefit resulted primarily from the recognition of net operating losses and certain tax credits.

     Change in Accounting Principle. In 1993, Microdyne adopted SFAS 109, "Accounting for Income Taxes," reflecting the tax benefit to be derived from future net operating loss carryforwards. This accounting change resulted in a $1.7 million benefit to pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

     During the past three years, the Company has financed its operations principally through internally generated funds. However, the Company has sought external financing in connection with acquisitions and the repurchase of its common stock.

     External financing has been provided through bank borrowings. As of October 1, 1995, the Company had $19.9 million of bank debt, consisting of a $7.9 million term note due in May 1997 and $12.0 million in outstanding borrowings under a revolving line of credit facility that expires in January 1998, the limit of which was increased by $5.0 million on October 26, 1995 to $22.5 million. The term note bears an interest rate of prime or a variable rate from 1.5% to 1.9% over the London Interbank Offer Rate ("LIBOR") and requires a monthly repayment of $400,000. The revolving credit facility note bears an interest rate of prime or a variable rate from 1.4% to 1.8% over LIBOR. Both notes are secured by accounts receivable, equipment and inventories. On October 1, 1995, the Company had $4.6 million of cash and, after giving effect to the $5.0 million limit increase discussed above, the Company would have had $10.5 million available for borrowing under the revolving credit facility.

     During fiscal 1995, net cash provided by operating activities was $7.7 million, primarily due to net earnings and increases in accounts payable, accrued liabilities and depreciation, offset principally by increases in accounts receivable and inventories. The increases in accounts payable, accrued liabilities, accounts receivable and inventories principally reflect the Company's increased business activity and longer trade cycles. Cash used in investing activities during fiscal 1995 was $21.9 million, $20.9 million of which was related to product line acquisitions. Cash provided by financing activities was $16.1 million, consisting of $8.0 million of net new borrowing, $3.3 million from the exercise of stock options and a $4.9 million tax benefit related to the exercise of those options. Capital expenditures in fiscal 1995 were $887,000. The Company has no material commitments for future capital expenditures.

     Microdyne believes its available cash, funds generated from operations and funds available under its credit facilities should be sufficient to finance its continuing operations.

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



INFLATION

   For the past three years, inflation has not had a significant impact on the Company's operations.

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                             MICRODYNE CORPORATION
                FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED
           SEPTEMBER 30 1993, SEPTEMBER 30, 1994, AND OCTOBER 1, 1995


                               TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
                      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS  . . . . . .       17
                      CONSOLIDATED FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS  . . . . . . . . . . . . . . .       18
                           CONSOLIDATED STATEMENTS OF EARNINGS  . . . . . . . . . . .       19
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY  . . . . .       20
                           CONSOLIDATED STATEMENTS OF CASH FLOWS  . . . . . . . . . .       21
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . .       22

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Microdyne Corporation

     We have audited the accompanying consolidated balance sheets of Microdyne Corporation (the Company) as of October 1, 1995 and September 30, 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended October 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Microdyne Corporation as of October 1, 1995 and September 30, 1994, and results of its operations and its cash flows for each of the three years in the period ended October 1, 1995 in conformity with generally accepted accounting principles.

                                                  GRANT THORNTON LLP

Washington, D.C.
November 2, 1995

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



                             MICRODYNE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                                SEPTEMBER 30,   OCTOBER 1,
                                                                                                    1994           1995
                                                                                                -------------   ----------
                                                                                                       (IN THOUSANDS)
                                                      ASSETS

                      CURRENT ASSETS
                           Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $2,628        $4,587
                           Accounts receivable, net (note C)  . . . . . . . . . . . . . .           30,249        59,681
                           Inventories (notes A2 and D) . . . . . . . . . . . . . . . . .           11,725        25,917
                           Loan receivable -- officers (note L) . . . . . . . . . . . . .               28           193

                           Income tax receivable (note I) . . . . . . . . . . . . . . . .              140         1,306
                           Prepaid expenses and deposits  . . . . . . . . . . . . . . . .            1,791         1,240
                           Deferred income tax asset (note I) . . . . . . . . . . . . . .            1,698         1,243
                                                                                                   -------      --------
                                Total current assets  . . . . . . . . . . . . . . . . . .           48,259        94,167
                      PROPERTY AND EQUIPMENT, net (notes A3 and E)  . . . . . . . . . . .            4,086         4,749

                      PRODUCT LINE ACQUISITION COST (note B)  . . . . . . . . . . . . . .            2,057        10,333
                      OTHER ASSETS (note A4)  . . . . . . . . . . . . . . . . . . . . . .            1,438         1,133
                                                                                                   -------      --------
                                                                                                   $55,840      $110,382
                                                                                                   =======      ========
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                      CURRENT LIABILITIES

                           Current maturities of long-term obligations (note H) . . . . .           $3,195        $5,483
                           Accounts payable -- trade  . . . . . . . . . . . . . . . . . .           12,286        26,509
                           Accrued liabilities (note G) . . . . . . . . . . . . . . . . .            9,608        21,603
                           Income tax payable (note I)  . . . . . . . . . . . . . . . . .              426            --
                                                                                                   -------      --------
                                Total current liabilities . . . . . . . . . . . . . . . .           25,515        53,595

                      LONG-TERM OBLIGATIONS, net of current maturities (note H) . . . . .           11,675        16,999
                      DEFERRED INCOME TAX PAYABLE (note I)  . . . . . . . . . . . . . . .              360           300
                      COMMITMENTS AND CONTINGENCIES (note J)  . . . . . . . . . . . . . .               --            --
                      STOCKHOLDERS' EQUITY (note K)
                           Common stock, $.10 par value, authorized 50,000,000 shares,

                           12,789,666 shares, issued and outstanding at October 1, 1995 and
                           11,814,697 shares issued and outstanding at September 30,
                           1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,181         1,279
                           Additional paid-in capital . . . . . . . . . . . . . . . . . .            1,534        10,040
                           Retained earnings  . . . . . . . . . . . . . . . . . . . . . .           15,575        28,169
                                                                                                   -------      --------

                                Total Stockholders' Equity  . . . . . . . . . . . . . . .           18,290        39,488
                                                                                                   -------      --------
                                                                                                   $55,840      $110,382
                                                                                                   =======      ========

   The accompanying notes are an integral part of these financial statements.

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



                             MICRODYNE CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                    YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                   SEPTEMBER 30,  SEPTEMBER 30,     OCTOBER 1,
                                                                       1993           1994           1995
                                                                   -------------  -------------   ------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                   Revenue (note A1) . . . . . . . . . . . . .         $78,174       $101,294       $170,078
                   Cost of goods sold  . . . . . . . . . . . .          52,525         73,259        117,308
                                                                       -------       --------       --------
                        Gross profit . . . . . . . . . . . . .          25,649         28,035         52,770
                   Operating expenses:
                        Selling, general and administrative             18,032         16,650         24,369
                   expense . . . . . . . . . . . . . . . . . .

                        Research and development . . . . . . .           4,172          3,586          5,197
                        Restructuring charges (note O) . . . .           3,462             --             --
                                                                       -------       --------       --------
                             Total operating expenses  . . . .          25,666         20,236         29,566
                                                                       -------       --------       --------
                   Earnings (loss) from operations . . . . . .             (17)         7,799         23,204
                   Other (expense) income

                        Interest expense . . . . . . . . . . .            (542)          (554)        (1,820)
                        Other  . . . . . . . . . . . . . . . .              74             55           (984)
                                                                       -------       --------       --------
                   Earnings (loss) before income taxes . . . .            (485)         7,300         20,400
                   Provision (benefit) for income taxes (note I)
                        Current  . . . . . . . . . . . . . . .          (2,638)           644          7,410

                        Deferred . . . . . . . . . . . . . . .           2,386          2,057            396
                                                                       -------       --------       --------
                                                                          (252)         2,701          7,806
                                                                       -------       --------       --------
                   Earnings (loss) before cumulative effect of
                     change in accounting principle  . . . . .            (233)         4,599         12,594
                   Cumulative effect of change in accounting
                     principle for income taxes (note I) . . .           1,744             --             --
                                                                       -------       --------       --------
                   Net earnings  . . . . . . . . . . . . . . .          $1,511         $4,599        $12,594
                                                                       =======       ========       ========
                   Earnings per share  . . . . . . . . . . . .           $0.10          $0.35          $0.96
                                                                       =======       ========       ========
                   Weighted average shares outstanding (note A5)        14,428         13,088         13,096
                                                                       =======       ========       ========

   The accompanying notes are an integral part of these financial statements.

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



                             MICRODYNE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

          YEARS ENDED SEPTEMBER 30, 1993, SEPTEMBER 30, 1994 AND OCTOBER 1, 1995

                                                                   COMMON STOCK
                                                              ----------------------   ADDITIONAL
                                                              NUMBER OF                 PAID-IN    RETAINED
                                                               SHARES     PAR VALUE     CAPITAL    EARNINGS
                                                              ---------   ---------    ----------  --------
                                                                              (IN THOUSANDS)
                    Balance, October 1, 1992  . . . . . . .      13,929      $1,393     $13,261      $9,465
                    Issuance of stock associated with stock
                      options . . . . . . . . . . . . . . .         104          11         324          --
                    Issuance of stock associated with stock
                      purchase plan   . . . . . . . . . . .          13           1          55          --

                    Tax benefit from option exercises . . .          --          --         127          --
                    Compensation from issuance of stock
                      options . . . . . . . . . . . . . . .          --          --         (54)         --
                    Net earnings  . . . . . . . . . . . . .          --          --          --       1,511
                                                                 ------      ------     -------     -------
                    Balance, September 30, 1993 . . . . . .      14,046       1,405      13,713      10,976
                    Issuance of stock associated with stock
                      options . . . . . . . . . . . . . . .          50           5         256          --
                    Issuance of stock associated with stock
                      purchase plan   . . . . . . . . . . .          10           1          39          --
                    Unrealized loss on marketable equity
                      security  . . . . . . . . . . . . . .          --          --         (33)         --
                    Purchase and cancellation of common
                      stock . . . . . . . . . . . . . . . .      (2,291)       (230)    (12,441)         --
                    Net earnings  . . . . . . . . . . . . .          --          --          --       4,599
                                                                 ------      ------     -------     -------
                    Balance, September 30, 1994 . . . . . .      11,815       1,181       1,534      15,575
                    Issuance of stock associated with stock
                      options . . . . . . . . . . . . . . .         965          97       3,526          --
                    Issuance of stock associated with stock
                      purchase plan . . . . . . . . . . . .          10           1         112          --
                    Tax benefit from option exercises . . .          --          --       4,868          --
                    Net earnings  . . . . . . . . . . . . .          --          --          --      12,594
                                                                 ------      ------     -------     -------
                    Balance, October 1, 1995  . . . . . . .      12,790      $1,279     $10,040     $28,169
                                                                 ======      ======     =======     =======

   The accompanying notes are an integral part of these financial statements.

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



                             MICRODYNE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED     YEAR ENDED   YEAR ENDED
                                                                    SEPTEMBER 30,  SEPTEMBER 30,    OCTOBER 1,
                                                                        1993           1994         1995
                                                                    -------------  ------------- -------------
                                                                                 (IN THOUSANDS)

                    Increase (decrease) in cash
                    Cash flows from operating activities
                         Net earnings . . . . . . . . . . . . .          $1,511         $4,599     $12,594
                         Adjustments to reconcile net earnings to
                           net cash from operating activities,
                           exclusive of effect of
                           acquisitions and dispositions:
                              Depreciation and amortization . .           1,737          1,771       2,094
                              Provision for doubtful accounts
                                receivable and
                                inventory obsolescence  . . . .             619          1,316       1,734
                              Gain on disposal of property and
                                equipment . . . . . . . . . . .             (11)            (1)         --
                              Changes in assets and liabilities:
                                   Increase in accounts
                                     receivable . . . . . . . .          (5,031)       (10,939)    (30,703)
                                   (Increase) decrease in
                                     inventories. . . . . . .             3,153          3,585      (3,865)
                                   Decrease (increase) in prepaid
                                     expenses . . . . . . . . .             318           (557)        159
                                   Decrease (increase) in other
                                     assets . . . . . . . . . .            (435)           198         392
                                   (Increase) decrease in income
                                     tax receivable . . . . . .          (2,461)         3,091      (1,167)
                                   Decrease in deferred assets.             642          2,057         456
                                   Increase in accounts payable
                                     and other accruals . . . .           3,850          6,883      26,051
                                                                         ------        -------     -------
                                   Net cash provided by operating
                                     activities . . . . . . . .           3,892         12,003       7,745
                    Cash flows from investing activities
                         Product line acquisitions  . . . . . .              --         (4,750)    (20,862)
                         Additions to property and equipment. .            (465)          (826)       (887)
                         Cash from sale of subsidiary . . . . .              --          1,000          --
                         (Loans to) payments from
                           stockholder/officer  . . . . . . . .             (70)           103        (165)
                                                                         ------        -------     -------
                                   Net cash used in investing
                                     activities   . . . . . . .            (535)        (4,473)    (21,914)
                    Cash flows from financing activities
                         Net payments on notes payable  . . . .          (3,260)        (5,990)         --
                         Net (payments) borrowings on long-term
                           debt   . . . . . . . . . . . . . . .             (81)        11,323       7,981
                         Issuance of common stock . . . . . . .             517            300       3,279
                         Tax benefit from exercise of stock
                           options  . . . . . . . . . . . . . .              --             --       4,868
                         Redemption of common stock . . . . . .              --        (12,670)         --
                                                                         ------        -------     -------
                                   Net cash provided by (used in)
                                     financing activities . . .          (2,824)        (7,037)     16,128
                                                                         ------        -------     -------
                                   Net increase in cash . . . .             533            493       1,959
                    Cash at beginning of year . . . . . . . . .           1,602          2,135       2,628
                                                                         ------        -------     -------
                    Cash at end of year . . . . . . . . . . . .          $2,135         $2,628      $4,587
                                                                         ======         ======      ======

   The accompanying notes are an integral part of these financial statements.

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



                             MICRODYNE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           SEPTEMBER 30, 1993, SEPTEMBER 30, 1994 AND OCTOBER 1, 1995

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

1. REVENUE RECOGNITION

     Revenue from the sale of computer hardware, peripheral equipment and computer networking products, including software, is recognized when the products are shipped. Manufacturer support services revenue is recognized as service is provided. Revenue from the manufacture of aerospace telemetry products and systems is recognized using the percentage-of-completion method where progress is measured based on costs incurred to date as compared to total expected costs. Estimated losses on aerospace telemetry contracts, if any, are recognized when they are identified.

     The Company provides terms of net 30 days for most products its sells. On certain products, these terms may be extended at the discretion of management.

     The Company's agreements with distributors allow defective products to be returned for credit. Distributor terms also permit stock rotation of products, a standard practice in the electronics industry. The Company from time to time sells products on a non-cancellation, no-return basis. In such cases, pricing will reflect the non-cancelable nature of the order. Distributor agreements also provide distributors with protection against price decreases applicable to products in distributors' inventories at the time of the decrease. Provision has been made in the accompanying financial statements for the estimated liability associated with defective product returns, stock rotations and price decreases.

     Generally, the Company must manufacture products in advance of orders from distributors and must, therefore, estimate demand as accurately as possible. Distributors provide certain information regarding their levels of sales to value added resellers and other customers, called Point of Sale ("POS") data, but such POS information cannot be assured to be either timely or accurate. In addition, distributors maintain target stocking levels of products, and such targeted levels may change without notice, which could decrease the Company's revenue in a given period. Moreover, distributors characteristically sell products at a small mark-up to the price from which they are obtained from manufacturers, and terms of sale may influence a distributor's decision to carry certain products. If, based on inadequate POS and end user information, unanticipated distributor targeted stocking levels, unanticipated price competition, or otherwise, the Company is unable to estimate production requirements of its distributors and future sales levels generally, the Company's revenue may fluctuate due to production in excess of demand. Moreover, the inability of the Company to timely market such excess inventory on economically viable terms could have a material adverse effect on the Company. Conversely, if the Company's production is insufficient to satisfy demand, the Company could be adversely affected.

     The Company's business activity is geographically diverse, with sales within the United States as well as in foreign countries. The majority of the Company's customers are in the communications networking industry. The Company derived approximately 11%, 7% and 8% of its revenue for the years ended September 30, 1993, September 30, 1994, and October 1, 1995, respectively, from product sales to and maintenance contracts with various agencies of or prime contractors to the U.S. Government. The Company's exposure to credit risk associated with nonperformance of its customers in fulfilling its contractual commitment is limited to the contractual amount of the receivable.

     Approximately 57%, 47%, and 73% of the Company's revenue in the years ended September 30, 1993, September 30, 1994, and October 1, 1995, respectively, was generated pursuant to a number of manufacturing and technology agreements and licenses with Novell, Inc. In return for royalties, the Company is granted the non-exclusive, worldwide right to manufacture and distribute various networking products utilizing the licensed technology. These agreements have different termination dates and provide for renewal for additional one-year periods with the consent of both parties. Each party has the right to terminate the agreement at any time upon 90 or 180 days prior written notice. Under an Original Equipment Manufacturer ("OEM") agreement with Novell, Microdyne is authorized to produce and sell NetWare as part of a "bundled

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



                             MICRODYNE CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           SEPTEMBER 30, 1993, SEPTEMBER 30, 1994 AND OCTOBER 1, 1995

solution" together with Microdyne products, principally adapter cards, to certain Novell-approved distributors. This OEM agreement has a month-to-month term and is terminable by either party upon 30 days prior written notice.

     The Company's revenue is dependent to a substantial extent on the ability of Novell to maintain a significant market share of the network operating systems software market. Novell faces competition from several sources, including Microsoft Corporation's Windows NT network operating system. The loss of the right to sell NetWare under OEM license, or a substantial decline in Novell's share of the network operating system market would have a material adverse effect on the Company.

     The Company is also required to pay royalties to Attachmate (formerly DCA) pursuant to that product line acquisition in July 1994 (see Note B).

     Total royalty expense was $4,810,000, $4,560,000 and $6,374,000 for the years ended September 30, 1993, September 30, 1994, and October 1, 1995 respectively. In addition, included in cost of goods sold are product purchases from Novell of $3,067,000, $25,758,000 and $43,455,000 for the years ended
September 30, 1993, September 30, 1994 and October 1, 1995, respectively.

2. INVENTORIES

     Inventories are stated at the lower of cost or market. Inventories are standard-cost based, with such standards reviewed periodically against purchase prices and adjusted as appropriate.

3. PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are depreciated or amortized using the straightline method over the following estimated useful lives:

                  Machinery and equipment      3-10 years
                  Buildings                    20 years
                  Furniture and fixtures       3-5 years
                  Rental equipment             5 years
                  Automobiles                  3-5 years
                  Leasehold improvements       Shorter of term of lease or life of asset

4. CAPITALIZED SOFTWARE COSTS

     Included in other assets as of October 1, 1995 is $671,000 in net capitalized software costs. The Company's policy is to expense the costs incurred prior to establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require judgment by management with respect to certain external factors, including anticipated future gross revenue, estimated economic life and changes in technologies. Development costs beyond the point of technological feasibility are capitalized. Amortization, which begins when the product is available for general release, occurs over the estimated economic life which is typically between one and two years. Amortization expense associated with capitalized software costs for the years ended September 30, 1993, September 30, 1994 and October 1, 1995 was $196,000, $473,000 and $494,000, respectively.


5. EARNINGS PER SHARE

     Earnings per common and common equivalent share is computed by dividing the earnings or loss by the weighted average number of common and common equivalent shares outstanding during the respective years.

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



                             MICRODYNE CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           SEPTEMBER 30, 1993, SEPTEMBER 30, 1994 AND OCTOBER 1, 1995

     The weighted average number of shares outstanding with the number of shares used in the computation of earnings per share is as follows (in thousands):

                                                                                  1993       1994      1995
                                                                                 ------     ------    ------
                                 Common shares . . . . . . . . . . . .           14,022     12,715    12,224
                                 Common equivalent shares from stock
                                   options . . . . . . . . . . . . . .              406        373       872
                                                                                 ------     ------    ------
                                                                                 14,428     13,088    13,096
                                                                                 ======     ======    ======

6. FISCAL YEAR

     During fiscal year 1995, the Company changed its fiscal year from September 30 each year to a 52 or 53 week year ending on the Sunday nearest the last day of September in each year. Therefore, fiscal year 1995 ended on October 1, whereas the previous two years were under the fiscal calendar which ended on September 30 in 1993 and 1994. All references to years relate to fiscal years rather than calendar years.

NOTE B -- ACQUISITIONS AND DISPOSITIONS

     In July 1994, Digital Communications Associates ("DCA") sold to the Company certain fixed assets, property, rights, and inventory related to DCA's Token Ring product line. The purchase price was approximately $7.0 million, representing the net book value of the assets sold and guaranteed minimum royalties of $3.0 million. This minimum royalty commitment covers five years and the long-term portion is presented as both a product line acquisition cost and a long-term obligation in the consolidated balance sheets. Such deferred minimum royalties will be amortized over five years as payments are made.

     Selected unaudited proforma information (in thousands, except earnings per share) which reflects the impact the Token Ring acquisition would have had on the Company's statements of operations had it occurred at the beginning of each of the years presented is as follows:


                                                                     1993       1994
                                                                   --------   --------
                                              Revenue . . . .      $103,572   $121,959
                                              Net earnings. .         3,515      6,142
                                              Earnings per
                                                share . . . .         $0.24      $0.47

     The Company also acquired certain product lines, inventory, fixed assets and intellectual property from Gateway Communications, Inc. for $2.0 million in a purchase transaction completed in September 1994. Proforma information for this acquisition is not presented due to immateriality.

     In January 1995, the Company acquired the Eagle Technology ("Eagle") business from Artisoft, Inc. Eagle provided the Company with a family of Ethernet adapter cards, file server cards, hubs, and print server cards. The purchase price was $16.5 million, representing $8.3 million in inventory, $7.5 million in goodwill and other intangibles, and $700,000 in fixed assets. The amortization period for the intangibles, based on management's estimate of the useful life of the acquired technology, is seven years.

     Selected unaudited proforma information (in thousands, except earnings per share) which reflects the impact the Eagle acquisition would have had on the Company's statements of operations had it occurred at the beginning of each of the years presented is as follows:

                                                                    1994       1995
                                                                  --------   --------

                                              Revenue . . . .     $152,358   $179,693
                                              Net earnings. .        7,981     12,491
                                              Earnings per
                                                share . . . .        $0.61      $0.95

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



                             MICRODYNE CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           SEPTEMBER 30, 1993, SEPTEMBER 30, 1994 AND OCTOBER 1, 1995

     In September 1995, the Company acquired the Ethernet product line of National Semiconductor ("National"). This acquisition included certain intangibles of $1.8 million and National's 10Mb and 10/100Mb Ethernet adapter card inventory of approximately $3.5 million. As of October 1, 1995, the Company owed National approximately $3.3 million related to this acquisition, which is included in accrued liabilities. Proforma information for this acquisition is not presented due to immateriality. The amortization period for the intangibles, based on management's estimate of the useful life of the acquired technology, is seven years.

     In December 1993, the Company sold the net assets and operations of Wireless Data Corporation, a subsidiary which manufactured industrial telemetry products, for $1.0 million in cash and a $300,000 note which was subsequently paid.

NOTE C -- ACCOUNTS RECEIVABLE

   Accounts receivable are comprised of the following:

                                                                                AS OF         AS OF
                                                                               SEPTEMBER     OCTOBER
                                                                                   30,          1,
                                                                                  1994         1995
                                                                              ----------   ----------

                                                                                (IN THOUSANDS)
                               Commercial
                                    Billed . . . . . . . . . . . . . . .         $24,109     $53,915
                                    Unbilled . . . . . . . . . . . . . .           2,584       2,618
                                                                                 -------     -------
                                                                                  26,693      56,533

                               U.S. Government
                                    Billed . . . . . . . . . . . . . . .           2,249       3,774
                                    Unbilled . . . . . . . . . . . . . .           2,123       1,064
                                                                                 -------     -------
                                                                                   4,372       4,838
                                    Other  . . . . . . . . . . . . . . .             107          89
                                                                                 -------     -------

                                                                                  31,172      61,460
                               Allowance for doubtful accounts and other
                                 reserves  . . . . . . . . . . . . . . .            (923)     (1,779)
                                                                                 -------     -------
                                                                                 $30,249     $59,681
                                                                                 =======     =======

     Management believes all unbilled accounts receivable will become billable and collectable in the next year.

     The following is a table depicting the activity in the Company's allowance for doubtful accounts and other related receivables reserves for the years ended:

                                                               SEPTEMBER   SEPTEMBER
                                                                   30,        30,      OCTOBER 1,
                                                                  1993       1994        1995
                                                               ----------  ---------   --------
                                                                       (IN THOUSANDS)
                                Beginning balance . . . .            $351       $362       $923
                                Provision charged to
                                  operations  . . . . . .             318        954      1,271
                                Amounts written off . . .            (307)      (393)      (415)
                                                                    -----      -----    -------

                                Ending balance  . . . . .            $362       $923     $1,779
                                                                    =====      =====    =======

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



                             MICRODYNE CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           SEPTEMBER 30, 1993, SEPTEMBER 30, 1994 AND OCTOBER 1, 1995

NOTE D -- INVENTORIES

Inventories are comprised of the following:

                                                                     AS OF        AS OF
                                                                SEPTEMBER 30, OCTOBER 1,
                                                                      1994        1995
                                                                 -------------  ----------
                                                                      (IN THOUSANDS)

                                      Raw materials . . . . .           $6,270     $6,122
                                      Work-in-process . . . .              696      1,145
                                      Finished goods  . . . .            6,764     20,449
                                                                       -------    -------
                                                                        13,730     27,716
                                      Less reserve for
                                        obsolescence  . . . .           (2,005)    (1,799)
                                                                       -------    -------
                                                                       $11,725    $25,917
                                                                       =======    =======

     The inventory values above are net of restructuring reserves of $1,438,000 and $74,000 as of September 30, 1994 and October 1, 1995, respectively. See note O.

     The following is a table depicting the activity in the Company's reserve for obsolescence for the years ended:

                                                             SEPTEMBER 30, SEPTEMBER 30,  OCTOBER 1,
                                                                 1993          1994         1995
                                                             ------------  -------------  ----------
                                                                         (IN THOUSANDS)
                             Beginning balance . . . . . .           $830           $796     $2,005
                             Increases in reserves
                                  Provision charged to
                                    operations   . . . . .            301            321        463
                                  Established upon
                                    acquisitions . . . . .             --          1,185      1,090
                             Amounts written off to                  (336)          (297)    (1,759)
                                                                    -----         ------     ------
                             reserve . . . . . . . . . . .
                                  Ending balance . . . . .           $796         $2,005     $1,799
                                                                    =====         ======     ======

NOTE E -- PROPERTY AND EQUIPMENT

     Property and equipment are comprised of the following:


                                                                           AS OF       AS OF
                                                                       SEPTEMBER 30,  OCTOBER 1,
                                                                           1994         1995
                                                                       ------------   ---------
                                                                            (IN THOUSANDS)
                                 Machinery and equipment . . . . .           $5,851      $7,619
                                 Buildings and land  . . . . . . .            1,859       1,859
                                 Furniture and fixtures  . . . . .            1,131       1,411
                                 Automobiles . . . . . . . . . . .              190          91
                                 Leasehold improvements  . . . . .               79         147
                                                                                 --         ---
                                                                              9,110      11,127
                                 Accumulated depreciation and
                                   amortization  . . . . . . . . . .         (5,024)     (6,378)
                                                                             ------      ------
                                                                             $4,086      $4,749
                                                                             ======      ======

NOTE F -- SHORT-TERM BORROWINGS

     The Company had a $5.0 million Revolving Line of Credit which was payable upon demand. In January 1995, when the Company restructured its bank debt pursuant to the Eagle Acquisition, this demand line of credit was converted to a $17.5 million Revolving Note (against which $12.0 million was borrowed) due in January 1998.

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



                             MICRODYNE CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           SEPTEMBER 30, 1993, SEPTEMBER 30, 1994 AND OCTOBER 1, 1995

     Following is a summary of short-term borrowings:

                                                                  SEPTEMBER 30,  SEPTEMBER 30,  OCTOBER 1,
                                                                       1993           1994         1995
                                                                  ------------   ------------   ---------
                                                                               (IN THOUSANDS)
                        Average outstanding borrowings for the
                          period (1)  . . . . . . . . . . . . .           $5,745          $333     $2,571
                        Maximum borrowing for the period  . . .            7,600         4,000      2,571
                        Amounts outstanding at end of year  . .            5,990            --         --
                        Weighted average interest rate for the
                          period (2)  . . . . . . . . . . . . .            5.61%         5.79%     6.875%
                        Weighted average interest rate  . . . .            6.00%         5.75%     6.875%

----------

(1) Average borrowings for 1995 are computed for the one month of the fiscal year when the line of credit existed.

(2)  Interest charges divided by average outstanding balance.

NOTE G -- ACCRUED LIABILITIES

     Accrued liabilities are comprised of the following:

                                                                                    AS OF        AS OF
                                                                               SEPTEMBER 30,   OCTOBER 1,
                                                                                     1994         1995
                                                                               -------------   ----------
                                                                                     (IN THOUSANDS)

                       Inventory purchases, including $2,500 due National
                       Semiconductor . . . . . . . . . . . . . . . . . . . .           $6,441    $16,259
                       Commissions and royalties . . . . . . . . . . . . . .            1,188        798
                       Payroll and payroll taxes . . . . . . . . . . . . . .            1,117        928
                       Vacation  . . . . . . . . . . . . . . . . . . . . . .              383        584
                       Amounts due Artisoft  . . . . . . . . . . . . . . . .               --      1,416
                       Amounts due National Semiconductor (non-inventory)  .               --        839
                       Other . . . . . . . . . . . . . . . . . . . . . . . .              479        779
                                                                                       ------    -------
                                                                                       $9,608    $21,603
                                                                                       ======    =======

NOTE H -- LONG-TERM OBLIGATIONS

     Pursuant to financing the Eagle acquisition, the Company restructured its bank debt in January 1995 (See Note F). The Company's Term Note and Revolving Note Agreements call for the Company to maintain compliance with various financial covenants associated with the Company's working capital and leverage. As of October 1, 1995, the Company was in compliance with the various covenants. The Revolving Note limit was increased by $5.0 million to $22.5 million on October 26, 1995.

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



                             MICRODYNE CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           SEPTEMBER 30, 1993, SEPTEMBER 30, 1994 AND OCTOBER 1, 1995

Long-term obligations consists of the following as of:

                                                                                 SEPTEMBER 30,     OCTOBER 1,
                                                                                      1994            1995
                                                                                 ------------      ---------
                                                                                         (IN THOUSANDS)
Amounts outstanding on a $22,500,000 Revolving Note. This
     note is collateralized by a security interest in the
     Company's receivables, equipment, and inventories, and
     is payable in January 1998. Interest is payable monthly
     and is at prime or the London Interbank Offer Rate
     (LIBOR) plus a premium that ranges from 1.4% to 1.8%,
     depending on the Company's leverage ratio. On October 1,
     1995, the LIBOR was 5.875% . . . . . . . . . . . . . . . . . . . .                  --            $12,000
Amounts outstanding on a $12,000,000 Term Note. The principal balance is payable in installments of $600,000 each on
     July 1, 1994, October 1, 1994, January 1, 1995 and April
     1, 1995, an additional $500,000 payment in January 1995,
     22 equal consecutive monthly installments of $400,000
     each (beginning on July 1, 1995) and a final installment
     of $300,000 due on May 1, 1997. This note is
     collateralized by a security interest in the Company's
     receivables, equipment, and inventories. Interest is
     payable monthly at either: 1) the prime rate (which was
     8.75% on October 1, 1995); or 2) LIBOR plus a premium
     that ranges from 1.5% to 1.9%, depending on the
     Company's leverage ratio . . . . . . . . . . . . . . . . . . . . .             $11,400              7,900
Commitment for minimum royalties due under product line
     acquisition agreement (see note B); payable over five
     years, expiring in fiscal year 1999  . . . . . . . . . . . . . . .               2,657              2,219
Industrial revenue bond payable monthly at $4,167 plus
     interest at 85.5% of prime, (prime at October 1, 1995
     was 8.75%) due in 2001, collateralized by land . . . . . . . . . .                 353                304
Liability under consulting and non-compete agreements with
     and stock option appreciation guarantees to a former
     employee . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 460                 59
                                                                                    -------            -------
Less current portion  . . . . . . . . . . . . . . . . . . . . . . . . .              14,870             22,482

                                                                                     (3,195)            (5,483)
                                                                                    -------            -------
                                                                                    $11,675            $16,999
                                                                                    =======            =======

     Long-term debt is due as follows:

   YEAR ENDING
-----------------
September 29, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . .                                 $5,483
September 28, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . .                                  3,776
September 27, 1998  . . . . . . . . . . . . . . . . . . . . . . . . . .                                 12,650
October 3, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                    469
October 1, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                     50
Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                     54
                                                                                                       -------
                                                                                                       $22,482
                                                                                                       =======

NOTE I -- INCOME TAXES

     The Company provides for income taxes using the liability method. Deferred income taxes are classified as current or noncurrent, based on the classification of the related assets and liabilities giving rise to the temporary difference.

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



                             MICRODYNE CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           SEPTEMBER 30, 1993, SEPTEMBER 30, 1994 AND OCTOBER 1, 1995

     Following are the components of the deferred taxes recognized on the accompanying balance sheet:

                                                                                 AS OF        AS OF
                                                                            SEPTEMBER 30,   OCTOBER 1,
                                                                                  1994        1995
                                                                            -------------   ---------
                                                                                  (IN THOUSANDS)

                           Current
                                Inventory  . . . . . . . . . . . . . . . .          $1,336       $799
                                Accounts receivable  . . . . . . . . . . .             349        435
                                Financial statement income not taxable
                                  until following year . . . . . . . . . .              13          9
                                                                                    ------     ------
                                                                                    $1,698     $1,243
                                                                                    ------     ------
                           Non-current
                                Capitalized software costs . . . . . . . .            (185)      (263)
                                Intangibles amortization . . . . . . . . .              --        154
                                State income taxes . . . . . . . . . . . .             127         92
                                Depreciation . . . . . . . . . . . . . . .            (302)      (266)
                                Capital loss carryforward  . . . . . . . .              --         78
                                Other  . . . . . . . . . . . . . . . . . .              --        (95)
                                                                                    ------     ------
                                                                                      (360)      (300)
                                                                                    ------     ------
                                Net deferred income tax assets . . . . . .          $1,338       $943
                                                                                    ------     ------

     A valuation allowance against deferred tax assets has not been established as management believes that any net deductible temporary differences will be utilized with the generation of future earnings.

     Following is a reconciliation of the statutory federal income tax rate to the effective rates reflected in the statement of earnings:


                                                           1993                 1994                 1995
                                                    -----------------    -----------------    -----------------
                                                              PERCENT              PERCENT              PERCENT
                                                                 OF                   OF                   OF
                                                               PRETAX               PRETAX               PRETAX
                                                    AMOUNT      LOSS     AMOUNT    EARNINGS   AMOUNT    EARNINGS
                                                    ------    ---------  ------    --------   ------    --------

                Federal tax (benefit) at
                statutory rate  . . . . . . . .      $  (165)    (34.0)%   $2,482     34.0%    $6,936      34.0%
                State income taxes, net of
                federal benefit . . . . . . . .            9       1.7        572       7.9       931        4.6
                Benefit from foreign sales
                  corporation . . . . . . . . .           --        --         --        --      (380)      (1.9)
                Benefits from research and
                  development credits . . . . .         (106)    (21.8)      (90)      (1.2)       --         --
                Other items, net  . . . . . . .           10       2.1      (263)      (3.7)      319        1.6
                                                     -------   -------     ------     -----    ------      -----
                Income tax expense (benefit)  .        $(252)    (52.0)%   $2,701     37.0%    $7,806      38.3%
                                                     =======   =======     ======     =====    ======      =====


NOTE J -- COMMITMENTS AND CONTINGENCIES

1. Operating Lease Commitments

     The Company is committed under noncancelable operating leases which expire over the next five years and include purchase and renewal options, primarily for office space. Rent expense under such leases was $1,698,000, $1,244,000 and $1,000,000 for the years ended September 30, 1993, September 30, 1994 and October 1, 1995, respectively.

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



                             MICRODYNE CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           SEPTEMBER 30, 1993, SEPTEMBER 30, 1994 AND OCTOBER 1, 1995

     Future minimum lease payments under such operating leases as of October 1, 1995 (in thousands) are as follows:

                       YEAR ENDING
                       -----------
                    September 29, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . .        $1,085
                    September 28, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . .           955
                    September 27, 1998  . . . . . . . . . . . . . . . . . . . . . . . . . .           575
                    October 3, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .           326
                    October 1, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .             8
                                                                                                   ------
                                                                                                   $2,949
                                                                                                   ======

2. Litigation

     In the first quarter of fiscal 1995, the Company settled (and reflected as an $875,000 charge to Other Expense) a shareholder class action lawsuit.

     This lawsuit had been filed in the U.S. District Court for the Eastern District of Virginia in October 1992 against the Company and certain executive officers of the Company. The suit was dismissed by directed verdict with prejudice in May 1993. In June 1994, the United States Court of Appeals affirmed dismissal of certain securities law claims against the Company, but determined that the balance of the claims raised fact issues which were to have been determined by a jury in a new trial in late 1994.

     In fiscal 1995, the Company had a judgment entered against it relating to another litigation incident to the operation of its business. The estimated liability associated with this judgment was recorded as a $185,000 charge to Other Expense in the fourth quarter of fiscal 1995.

     The Company is involved in other litigation incident to the operation of its business. Management believes the liability, if any, associated with these matters will not have a material impact on the financial condition or results of operations of the Company.

3. Employment and Noncompetition Agreements

     The Company is committed under long-term employment and noncompetition agreements with an officer. Approximate future minimum annual payments required under the agreements are $475,000 and expire in fiscal 1999.

NOTE K -- STOCK OPTION, STOCK PURCHASE, AND EMPLOYEE BENEFIT PLANS

1. Stock Option Plans

     Under the terms of the Company's stock option plans, options to purchase shares of the Company's common stock have been granted at exercise prices equal to the market price of the stock at the date of grants. One individual stock option was granted in June 1993. Vesting periods vary but are typically over three years. Following is a summary of transactions:

                                                                                      SHARES UNDER OPTION
                                                                                 -----------------------------
                                                                                 1993        1994         1995
                                                                                 ----        ----         ----

                         Outstanding, beginning of year  . . . .                 991,675    1,043,300   1,343,050
                         Granted during the year . . . . . . . .                 158,000      382,250     322,700
                         Canceled during the year  . . . . . . .                  (2,000)     (35,000)    (39,917)
                         Exercised during the year (at prices ranging from
                           $2.72 to $6.875 per share)  . . . . .                (104,375)     (47,500)   (965,121)
                                                                               ---------     --------   ---------
                         Outstanding, end of year  . . . . . . .               1,043,300    1,343,050     660,712
                                                                               =========    =========     =======
                         Eligible, end of year for exercise currently (at
                           prices ranging from $2.72 to $6.875 per share)        895,800      902,800     253,349
                                                                               =========    =========     =======

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



                             MICRODYNE CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           SEPTEMBER 30, 1993, SEPTEMBER 30, 1994 AND OCTOBER 1, 1995

2. Stock Purchase Plan

     The Company has an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions up to 15% of their regular base salary to purchase shares at 85% of fair market value at time of purchase. As of October 1, 1995, 36,325 shares had been purchased by employees.

3. Employee Benefit Plan

     The Company has a 401(k) plan in effect as of October 1, 1995. This plan covers all employees over the age of 18 who have completed six consecutive months of service. The Company's contributions to the plan are based on a certain percentage of each dollar contributed by the employee. The Company contributed approximately $40,000, $50,000 and $58,000 in each of the years ended September 30, 1993, September 30, 1994 and October 1, 1995, respectively.

NOTE L -- RELATED PARTY TRANSACTIONS

     The following summarizes transactions with related parties:

          The Company periodically advances amounts to certain of its officers including the majority stockholder. Amounts outstanding as of October 1, 1995 are repayable in fiscal 1996. These advances bear interest at 8%. Activity for the receivables from officers, including the majority stockholder, is as follows (in thousands):

                                                                           AS OF          AS OF        AS OF
                                                                       SEPTEMBER 30,  SEPTEMBER 30,  OCTOBER 1,
                                                                           1993           1994          1995
                                                                       --------       --------       ---------
                        Beginning balance . . . . . . . . . . .             $61           $131         $28
                        Additions . . . . . . . . . . . . . . .              99             60         224
                        Amounts collected . . . . . . . . . . .             (29)          (163)        (59)
                                                                           ----          -----        ----
                        Ending balance  . . . . . . . . . . . .            $131            $28        $193
                                                                           ====            ===        ====

          In September 1995, the Company appointed a partner of a law firm as one of the Company's outside directors. The Company incurred $271,000 in expense associated with the services of this law firm in fiscal 1995.

NOTE M -- INDUSTRY SEGMENTS AND EXPORT REVENUE

     The Company operates in one business segment, data communications. Within data communications, the Company's dominant activity is the manufacture, sale and distribution of networking products to commercial customers. Export revenue accounted for approximately 35%, 29% and 25% of total sales in fiscal years 1993, 1994 and 1995, respectively.

     Following is detail of revenue by geographic region as a percentage of total export revenue:

                                                                    1993       1994       1995
                                                                    ----       ----       ----
                    Europe  . . . . . . . . . . . . . . . .          87%       70%         60%
                    Pacific Rim . . . . . . . . . . . . . .          12         13         24
                    South America and other . . . . . . . .           1         17         16

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



                             MICRODYNE CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           SEPTEMBER 30, 1993, SEPTEMBER 30, 1994 AND OCTOBER 1, 1995

NOTE N -- SUPPLEMENTAL CASH FLOW AND INCOME STATEMENT INFORMATION

     The Company paid the following amounts for interest and income taxes as follows:

                                                                YEAR ENDED      YEAR ENDED    YEAR ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,   OCTOBER 1,
                                                                   1993            1994          1995
                                                              --------------  --------------  -------------
                                                                             (IN THOUSANDS)

                    Interest  . . . . . . . . . . . . . .             $ 524            $513       $1,524
                                                                      =====            ====       ======
                    Income taxes  . . . . . . . . . . . .             $  19            $256       $4,235
                                                                      =====            ====       ======

     During fiscal years 1993 and 1995, the Company realized tax benefits of $127,000 and $4,868,000, respectively, from the exercise of stock options resulting in a reduction (increase) in income taxes payable (receivable) and an increase in additional paid-in capital.


NOTE O -- RESTRUCTURING CHARGES

     In the fourth quarter of the fiscal year ended September 30, 1993, management re-evaluated the performance of certain lines of business against corporate objectives and strategies. The purpose of this review was to identify those businesses and products which met the Company revenue, profitability, and market position goals.

     As a result of this re-evaluation, the Company recognized approximately $3,462,000 in restructuring charges in the fourth quarter of fiscal 1993, representing adjustments to certain networking products and contract maintenance inventories, expenses associated with the restructuring of those operations, and cost associated with a planned fiscal 1994 facilities consolidation. The after-tax effect of these charges was to reduce net income for the year ended September 30, 1993 by approximately $2,137,000.

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K


                             MICRODYNE CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           SEPTEMBER 30, 1993, SEPTEMBER 30, 1994 AND OCTOBER 1, 1995

NOTE P -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain unaudited quarterly financial information for each of the Company's last eight quarters.

                                                                QUARTERS ENDED
                                                           -----------------------
                               DEC. 31,    MAR. 31, JUNE 30,   SEPT. 30,   DEC. 31, MAR. 31,  JUNE 30,   OCT. 1,
                                   1993      1994       1994        1994       1994     1995      1995      1995
                                   ----      ----       ----        ----       ----     ----      ----      ----
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

 Revenue . . . . . . . . . .    $21,835    $23,568  $24,261    $31,630   $31,819    $40,577    $47,663   $50,019
 Cost of goods sold  . . . .     15,601     17,448   17,792     22,417    22,029     27,922     32,827    34,530
                                -------    -------  -------    -------   -------    -------    -------   -------
 Gross profit  . . . . . . .      6,234      6,120    6,469      9,213     9,790     12,655     14,836    15,489
 Operating expenses:
     Selling, general and
       administrative  . . .      3,854      3,719    3,950      5,127     4,735      5,819      6,687     7,128
     Research and
       development . . . . .        952        796      717      1,121     1,162      1,344      1,426     1,265
                                -------    -------  -------    -------   -------    -------    -------   -------
         Total operating
           expenses  . . . .      4,806      4,515    4,667      6,248     5,897      7,163      8,113     8,393
                                -------    -------  -------    -------   -------    -------    -------   -------

 Earnings (loss) from
   operations  . . . . . . .      1,428      1,605    1,802      2,965     3,893      5,492      6,723     7,096
 Other income (expense)  . .        (27)      (118)    (158)      (198)   (1,055)      (555)      (537)     (657)
                                -------    -------  -------    -------   -------    -------    -------   -------
 Earnings before income
   taxes . . . . . . . . . .      1,401      1,487    1,644      2,767     2,838      4,937      6,186     6,439
 Provision (benefit) for
   income taxes  . . . . . .        546        580      641        933     1,107      1,925      2,413     2,361
                                -------    -------  -------    -------   -------    -------    -------   -------
 Net earnings (loss)               $855       $907   $1,003     $1,834    $1,731     $3,012     $3,773    $4,078
                                =======    =======  =======    =======   =======    =======    =======   =======
 Net earnings (loss) per
   share                          $0.06      $0.07    $0.08      $0.15     $0.14      $0.24      $0.29     $0.31
                                =======    =======  =======    =======   =======    =======    =======   =======

 Shares used in computing net
   earnings (loss) per share     14,413     13,497   12,231     12,210    12,431     12,669     13,149    13,281
                                =======    =======  =======    =======   =======    =======    =======   =======


The following table sets forth the above unaudited quarterly financial information as a percentage of net revenue:

                                                              QUARTERS ENDED
                                                            --------------------
                            DEC. 31,   MAR. 31,  JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   OCT. 1,
                              1993       1994      1994       1994        1994       1995       1995       1995
                              ----       ----      ----       ----        ----       ----       ----       ----
 Revenue . . . . . . . .      100.0%    100.0%     100.0%      100.0%    100.0%     100.0%     100.0%     100.0%
 Cost of goods sold  . .        71.4      74.0       73.3        70.9      69.2       68.8       68.9       69.0
                              ------    ------     ------      ------    ------     ------     ------     ------
 Gross profit  . . . . .        28.6      26.0       26.7        29.1      30.8       31.2       31.1       31.0
 Operating expenses:
     Selling, general and
       administrative  .        17.7      15.8       16.3        16.2      14.9       14.3       14.0       14.3
     Research and

        development . . .        4.4       3.4        3.0         3.5       3.7        3.3        3.0        2.5
         Total operating      ------    ------     ------      ------    ------     ------     ------     ------
           expenses  . .        22.0      19.2       19.2        19.8      18.5       17.7       17.0       16.8
                              ------    ------     ------      ------    ------     ------     ------     ------
 Earnings (loss) from
   operations  . . . . .         6.5       6.8        7.4         9.4      12.2       13.5       14.1       14.2
 Other income (expense)         (0.1)     (0.5)      (0.7)       (0.6)     (3.3)      (1.4)      (1.1)      (1.3)
                              ------    ------     ------      ------    ------     ------     ------     ------
 Earnings (loss) before
   income taxes  . . . .         6.4       6.3        6.8         8.7        8.9      12.2       13.0       12.9

 Provision (benefit) for
   income taxes. . . . .         2.5       2.5        2.6         2.9        3.5       4.7        5.1        4.7
                              ------    ------     ------      ------    ------     ------     ------     ------
 Net earnings (loss) . .        3.9%      3.8%       4.1%        5.8%      5.4%       7.4%       7.9%       8.2%
                              ======    ======     ======      ======    ======     ======     ======     ======

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with Accountants on accounting and financial disclosures in fiscal 1995.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is incorporated by reference from the Company's definitive 1996 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is incorporated by reference from the Company's definitive 1996 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference from the Company's definitive 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     This information is incorporated by reference from the Company's definitive 1996 Proxy Statement.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     No Form 8-K was filed during the last quarter of fiscal 1995.

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MICRODYNE CORPORATION

                      By: /s/ Philip T. Cunningham         December 29, 1995
                          ----------------------------
                              Philip T. Cunningham
                              President and Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER:

/s/ Philip T. Cunningham                 President                                December 29, 1995
-------------------------------          Chief Executive Officer
Philip T. Cunningham                     and Director


PRINCIPAL FINANCIAL OFFICER:

/s/ Christopher M. Maginniss             Executive Vice President                 December 29, 1995
--------------------------------         Treasurer and Director
Christopher M. Maginniss

PRINCIPAL ACCOUNTING OFFICER:

/s/ Wm.  Marshall Ellison II             Assistant Treasurer and                  December 29, 1995
--------------------------------         Controller
Wm. Marshall Ellison II



/s/  Gregory W. Fazakerley               Director                                 December 29, 1995
------------------------------
Gregory W. Fazakerley

/s/  H. Brian Thompson                   Director                                 December 29, 1995
---------------------------------
H. Brian Thompson

/s/  Curtis M. Coward                    Director                                 December 29, 1995
------------------------
Curtis M. Coward

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K



                                 EXHIBIT INDEX

EXHIBIT No.          DESCRIPTION                                    SEQUENTIAL PAGE NO.

2.1                  Merger Agreement between                       Incorporated by reference
                     Federal Technology Corporation                 to Exhibit 2.1 to the
                     and Registrant, dated March 7,                 Registrant's 1991 Form S-4
                     1991.                                          Registration Statement.

3.1                  Articles of Merger.                            Incorporated by reference
                                                                    to Exhibit 3.1 to the
                                                                    Registrant's 1991 Form S-4
                                                                    Registration Statement.

3.2                  Articles of Amendment and                      Incorporated by reference
                     Restatement of Articles of                     to Exhibit 4(A)(1) to the
                     Incorporation of Registrant.                   Registrant's 1989 Form S-2
                                                                    Registration Statement.

3.3                  Bylaws of Registrant.                          Incorporated by reference
                                                                    to Exhibit 4(B)(1) to the
                                                                    Registrant's 1990 Form S-3
                                                                    Registration Statement.

4.1                  Specimen Common Stock                          Incorporated by reference
                     Certificate.                                   to Exhibit 49A) to the
                                                                    Registrant's 1979
                                                                    Registration Statement
                                                                    (File. No. 2-634130).

10.3                 Form of Amended and Restated                   Incorporated by reference
                     1991 Key Employee Stock                        to Exhibit 4.1 to the
                     Option Plan.                                   Registrant's Registration
                                                                    Statement on Form S-8
                                                                    dated May 6, 1992
                                                                    (File No. 33-47709).

10.4                 Loan Agreement, Mortgage and                   Incorporated by reference
                     Security Agreement between                     to Exhibit 4(C)(3) to
                     Registrant and the Marion County               Registrant's 1985 Form
                     Industrial Development Authority               10-K Annual Report
                     ("Authority') dated November 1,                (File No. 0-4384).
                     1985 .

10.5                 Promissory Note dated November                 Incorporated by reference
                     12, 1985 to the Authority by                   to Exhibit 4(C)(4) to
                     Registrant.                                    Registrant's 1985 Form
                                                                    10-K Annual Report
                                                                    (File No. 0-4384).

10.6                 Trust Indenture by and between the             Incorporated by reference

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K




                     Authority and Barnett Banks Trust              to Exhibit 4(C)(5) to
                     Company N.A., Trustee, dated                   Registrant's 1985 Form
                     November 1, 1985 securing the                  10-K Annual Report
                     proceeds of Industrial Development             (File No. 0-4384).
                     Avenue Bonds, Series 1985
                     (Microdyne Corporation Project).

10.7                 Form of 1993 Non-Employee                      Incorporated by reference
                     Directors Stock Option Plan.                   to Exhibit 10.7 to
                                                                    Registrant's 1994
                                                                    Form 10-K Annual Report

10.8                 Form of 1992 Employee Stock                    Incorporated by reference
                     Purchase Plan.                                 to Exhibit 4.1 to the
                                                                    Registrant's Registration
                                                                    Statement on Form S-8
                                                                    dated May 6, 1992
                                                                    (File No. 33-47710).

10.9                 Credit Agreement dated                         Incorporated by reference
                     January 27, 1995 among the                     to Exhibit 10.11 to
                     Registrant, Crestar Bank and                   Amendment No. 2 to the
                     NBD Bank                                       Registrant's 1995 Form S-3
                                                                    Registration Statement

10.10                First Amendment to Credit                      Incorporated by reference
                     Agreement among the Registrant,                to Exhibit 10.12 to
                     Crestar Bank and NBD bank, dated               Amendment No. 2 to the
                     October 26, 1995                               Registrant's 1995 Form S-3
                                                                    Registration Statement

10.13                Incentive Stock Option Plan of                 Incorporated by reference
                     1988 ("1988 Plan").                            to Exhibit No. 1 to
                     Registrant's Form 8-K                          Report dated April 27,
                                                                    1988 (File No. 0-4384).

10.14                Amendment of 1988 Plan adopted                 Incorporated by reference
                     by the Board of Directors on                   to Exhibit No. 4(F)(1)(a) to
                     June 27, 1989.                                 Registrant's 1989 Form
                                                                    10-K Annual Report.

10.15                Amendment of 1988 Plan adopted                 Incorporated by reference
                     by the Board of Directors on                   to Exhibit No. 10(G)(3) to
                     January 25, 1990.                              Registrant's 1990 Form
                                                                    10-K Annual Report.

10.18                Microdyne Corporation 401-K                    Incorporated by reference
                     Summary Plan Description.                      to Exhibit No. 10.18 to the
                                                                    Registrant's September 30,
                                                                    1992 10K.

10.19                Federal Technology Corporation                 Incorporated by reference
                     Long-Term Incentive Plan.                      to Exhibit No. 10 to the
                                                                    Registrant's June 21, 1991
                                                                    Form 10-K.

10.20                Token Ring Purchase Agreement                  Incorporated by reference
                     dated July 26, 1994 between the                to Exhibit 1 to the
                     Registrant and Digital                         Registrant's Form 8-K
                     Communications Associates.                     Report dated July 29, 1994.
                                                                    (File No. 0-4384)

10.21                Noncompetition Agreement dated                 Incorporated by reference

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K




                     June 21, 1995 between Microdyne                to Exhibit 10.1 to
                     Corporation and Philip T.                      Amendment No. 1 to the
                     Cunningham                                     Registrant's 1995 Form S-3
                                                                    Registration Statement

10.22                Executive Employment Agreement                 Incorporated by reference
                     dated October 24, 1995 between                 to Exhibit 10.2 to
                     Microdyne Corporation and Philip               Amendment No. 1 to the
                     T. Cunningham                                  Registrant's 1995 Form S-3
                                                                    Registration Statement

10.23                WNIM Purchase Agreement dated                  Incorporated by reference
                     June 14, 1994 between Microdyne                to Exhibit 10.3 to
                     Peyton Street Corporation and                  Amendment No. 1 to the
                     Gateway Communication, Inc.                    Registrant's 1995 Form S-3
                                                                    Registration Statement

10.24                Asset Purchase Agreement dated                 Incorporated by reference
                     June 14, 1994 between Microdyne                to Exhibit 10.4 to
                     Peyton Street Corporation and                  Amendment No.1 to the
                     Gateway Communications, Inc.                   Registrant's 1995 Form S-3
                                                                    Registration Statement

10.25                Asset Purchase Agreement dated                 Incorporated by reference
                     January 6, 1995 between the                    to Exhibit 1 to the
                     Registrant and Artisoft, Inc.                  Registrant's Form 8-K
                                                                    dated January 6, 1995

10.26                Asset Purchase Agreement dated                 Incorporated by reference
                     January 6, 1995 between the                    to Exhibit 1 to the Registrant's
                     Registrant and Artisoft, Inc.                  Form 8-K dated January 6, 1995

10.27                Asset Purchase Agreement dated                 Incorporated by reference
                     September 12, 1995 between the                 to Exhibit 1 to Amendment
                     Registrant and National                        No.1 to the Registrant's 1995 form
                     Semiconductor Corporation                      S-3 Registration Statement

10.28                License Agreement between                      Incorporated by reference
                     Novell Inc. and the Registrant                 to Exhibit No. 10.8 to Amendment No.
                     Dated July 31, 1992                            2 to the Registrant's 1995 Form
                                                                    S-3 Registration Statement

10.29                OEM Agreement between                          Incorporated by reference
                     Novell Inc. and the Registrant                 to Exhibit No. 10.9 to Amendment No.
                     Dated June 14, 1994                            2 to the Registrant's 1995  Form S-3
                                                                    Registration Statement

10.30                Depot Repair, Product                          Incorporated by reference
                     Refurbishment and Warranty                     to Exhibit No. 10.10 to
                     Administration Agreement                       Amendment No. 2 to the
                     between the Registrant (formerly               Registrant's 1995 Form S-3
                     Federal Technology Corporation)                Registration Statement
                     and Epson America, Inc., as
                     amended, dated October 1, 1994

11.1                 Statement regarding computation of
                     per-share earnings.

MICRODYNE CORPORATION                           1995 ANNUAL REPORT ON FORM 10-K




23.1                 Consent of Grant Thornton to the
                     incorporation by reference in the
                     Registration Statements on Form S-8
                     dated December 27, 1991, February
                     28, 1992, May 6, 1992 and March
                     3, 1995 of their report dated
                     November 2, 1995.

27.1                 Financial Data Schedule                        Incorporated by reference
                                                                    to Exhibit No. 27 to
                                                                    Amendment No. 1 to the
                                                                    Registrant's 1995 Form S-3
                                                                    Registration Statement.