Form 10-Q
period 1995-12-31
MICRODYNE CORP
filed 1996-02-14
CIK 65743

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    CLASS                     OUTSTANDING AT JANUARY 31, 1996
         ----------------------------         -------------------------------
         Common stock, $.10 par value                 12,805,290



                               Page 1 of 18 pages
                        Exhibit Index appears on page 11

                             MICRODYNE CORPORATION


                                     INDEX


                                                                             PAGE NUMBER
PART I - FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements

                 Statements of Earnings
                 Quarters ended December 31, 1995
                 and December 31, 1994                                           3

                 Condensed Balance Sheets
                 December 31, 1995 and October 1, 1995                           4

                 Statements of Cash Flows
                 Quarters ended December 31, 1995
                 and December 31, 1994                                           5

                 Notes to Consolidated Financial
                 Statements                                                      6

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                      7


PART II - OTHER INFORMATION

Item 5.          Other Information.                                             11

Item 6.          Exhibits and Reports.                                          11

SIGNATURES                                                                      12

                             MICRODYNE CORPORATION
                      Consolidated Statements of Earnings
           (Dollars and Shares in Thousands except Per Share Amounts)
                                  (Unaudited)

                                                         Quarter Ended
                                                ------------------------------
                                                 December 31,    December 31,
                                                     1995            1994
                                                -------------   --------------
    Revenue                                         $33,018         $31,819

    Cost of goods sold                               24,406          22,029
                                                -------------   --------------

      Gross Profit                                    8,612           9,790

    Selling, general and administrative
      expense                                         6,321           4,735
    Research and development                          1,269           1,162
                                                -------------   --------------

      Earnings from operations                        1,022           3,893

    Other (expense) income
      Interest expense                                 (416)           (220)
      Other (expense) income                            (29)           (835)
                                                -------------   --------------

      Earnings before income taxes                      577           2,838

    Provision for income taxes                          219           1,107
                                                -------------   --------------

      Net earnings                                     $358          $1,731
                                                =============   ==============

    Net earnings per share                            $0.03           $0.14
                                                =============   ==============

    Weighted Average Shares Outstanding              12,793          12,431
                                                =============   ==============


   The notes on the following pages are an integral part of these statements.

                             MICRODYNE CORPORATION
                          Consolidated Balance Sheets
                       (Condensed - Dollars in Thousands)

                                                   December 31,         October 1,
                                                      1995                1995
                                                   (Unaudited)          (Audited)
                                                  --------------       ------------
                     ASSETS

    CURRENT ASSETS
    Cash                                                $3,940              $4,587
    Accounts receivable, net                            51,129              59,681
    Inventories                                         28,852              25,917
    Income tax receivable                                1,088               1,306
    Prepaid expenses and other                           2,432               1,433
    Deferred income taxes                                1,304               1,243
                                                  --------------       ------------
      Total current assets                              88,745              94,167

    PROPERTY AND EQUIPMENT, net                          4,544               4,749

    PRODUCT LINE ACQUISITION COST                        9,973              10,333

    OTHER ASSETS                                         1,227               1,133
                                                  --------------       ------------
                                                      $104,489            $110,382
                                                  ==============       ============
      LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
    Current maturities of l-t obligations               $5,485              $5,483
    Accounts payable                                    26,562              26,509
    Accrued liabilities                                 16,720              21,603
                                                  --------------       ------------
      Total current liabilities                         48,767              53,595

    LONG-TERM OBLIGATIONS, net of current
      maturities                                        15,627              16,999

    DEFERRED INCOME TAX PAYABLE                            199                 300

    STOCKHOLDERS' EQUITY
    Common stock, $.10 par value, authorized
      50,000,000 shares, 12,800,306 issued and
      outstanding at December 31, 1995 and
      12,789,666 issued and outstanding at
      October 1, 1995                                    1,280               1,279
    Additional paid-in capital                          10,089              10,040
    Retained earnings                                   28,527              28,169
                                                  --------------       ------------
                                                        39,896              39,488
                                                  --------------       ------------
                                                      $104,489            $110,382
                                                  ==============       ============

   The notes on the following pages are an integral part of these statements.

                             MICRODYNE CORPORATION
                      Consolidated Statement of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                              Quarter Ended

                                                                         12/31/95       12/31/94
                                                                      -------------  -------------
Increase (Decrease) in Cash:

Cash flows from operating activities:
  Net earnings                                                        $       358    $     1,731

  Adjustments to reconcile earnings to net cash
    from operating activities, exclusive of effect of
    acquisitions and dispositions:
      Depreciation and amortization                                           715            207
      Provisions for doubtful accounts receivable and
        inventory obsolescence                                                181            507
      Changes in assets and liabilities
        Decrease (Increase) in accounts receivable                          9,189         (4,326)
        Increase in inventories                                            (3,086)        (2,247)
        Increase in prepaid expenses                                       (1,019)           (76)
        (Increase) decrease in other assets                                   (94)           123
        Decrease in income tax receivable                                     218            140
        (Increase) decrease in deferred tax asset                             (62)            26
        (Decrease) increase in accounts payable and other accruals         (5,567)         3,986
                                                                      -------------  -------------
         Net cash provided by operating activities                            833             71

Cash flows from investing activities:
  Product line acquisitions                                                   (12)             -
  Additions to property and equipment                                        (168)           (39)
  Payments from officers                                                       20              -
                                                                      -------------  -------------
         Net cash used in investing activities                               (160)           (39)

Cash flows from financing activities:
  Repayments on long-term debt                                             (1,370)          (619)
  Issuance of common stock                                                     50             70
                                                                      -------------  -------------

         Net cash used in financing activities                             (1,320)          (549)
                                                                      -------------  -------------

Net decrease in Cash                                                         (647)          (517)

Cash at beginning of period                                                 4,587          2,628
                                                                      -------------  -------------

Cash at end of period                                                 $     3,940    $     2,111
                                                                      =============  =============


   The notes on the following pages are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The interim financial information is unaudited. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which Microdyne Corporation ("the Company") considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial position of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year.

2. Included in other expense for the quarter ended December 31, 1994 is a one-time charge of $875,000, reflecting an agreement to settle a stockholder class action lawsuit.

3. The provision for income taxes presented in the Statements of Earnings is based upon the estimated effective tax rate at fiscal year-end, and is largely determined by management's estimate as of the interim date of projected taxable income for the entire fiscal year.

4. In the Condensed Balance Sheets, Product Line Acquisition Cost includes the long-term portion of minimum royalties due Attachmate (formerly DCA) under the Token Ring purchase agreement. Product Line Acquisition Cost at December 31, 1995 also includes intangibles acquired under the Eagle Technology and National Semiconductor purchase agreements.

5. In January 1995, the Company borrowed an additional $12.0 million under a new bank borrowing facility to fund the Eagle Technology acquisition. As of December 31, 1995, the Company owes its bank lenders $18.7 million, of which $4.8 million is classified as short-term and $13.9 as long-term on the Condensed Balance Sheet.

PART I. - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         Year-on-year sales increased in the first quarter of fiscal 1996 over the first quarter of fiscal 1995 by $1.2 million, while earnings declined to $358,000 from $1.7 million. Sequentially, both sales and earnings were down from fiscal 1995's fourth quarter to fiscal 1996's first quarter.

         First quarter 1996 results were the product of several factors, the most important of which was that sales of Networking Products by the Company's distributors did not continue to increase. This shortfall made it imprudent for the Company to ship all of its bookings into distribution channels, and the Company took steps to lower the volume of inventory held by its distributors. Second, the Company received orders for several million dollars of Networking Products in the closing days of the quarter which were for quantities the Company did not anticipate and could not ship. Third, gross margins were less than expected because of the mix of orders received. The shift in mix was not evident until the final days of the quarter, when most Networking Products orders were received. The financial performances of the Company's two other businesses, Aerospace Telemetry and Manufacturer Support Services, met Company expectations.

         Sales of Networking Products out of distribution continued to be strong. The Company continues to follow the strategy to increase sales and earnings through the acquisition of product lines and the development of new products. The Company has made four acquisitions of this nature over the past eighteen months. While the Company continues to canvass for acquisition opportunities, it has no commitments or understandings at this time.

         The Company's future operating results could be affected by a number of factors. These factors include but are not limited to a dependence on Novell, Inc. The majority of the Company's Networking Products revenue is derived from licenses from, or OEM agreements with, Novell. A change in Novell pricing or distribution policy, or a substantial decline in Novell's share of the network operating system market would have material adverse effects on the Company. Additionally, the Company's financial performance may be affected by rapid technological changes in the market; the actions of competitors, many of which are larger and have more resources; a reliance on distributors; the timing of orders; dependence on key subcontractors and suppliers; dependence on a single customer within Manufacturer Support Services; risks associated with the Company's acquisition strategy; and any inability to manage rapid growth. These and other risk factors are delineated in the

Company's S-3 Registration Statement dated November 9, 1995 and the Company's October 1, 1995 Annual Report on Form 10-K.

         Any shortfall in revenue or earnings from the levels expected by securities analysts could have an immediate and significant effect on the trading price of the Company's common stock in any given period. Moreover, as in the first quarter of fiscal 1996, the Company may not learn of such shortfalls until late in the fiscal quarter as a result of historical ordering patterns. Late receipt of this information could result in an even more immediate and adverse effect on the trading price of the Company's stock.

         For the Company's second fiscal quarter ending March 31, 1996, the Company expects earnings to continue to be depressed. As it did in the first quarter of 1996, the Company will ship less hardware products to distributors than those distributors are expected to sell to their customers. The Company also expects sales of Microdyne hardware bundled with Novell software ("Bundled Products") to decline from first quarter 1996 levels. The lack of an agreement on a Federal budget is expected to reduce Aerospace Telemetry sales and earnings (although the Company expects that it may recover some or most of those sales in subsequent quarters.) The Company expects its Manufacturer Support Services business to operate at its normal levels.

         This Management's Discussion and Analysis may contain certain forward-looking statements. Such statements are qualified in their entirety by reference to, and are accompanied by, the discussion of important factors that could cause the Company's actual results to differ from those projected in such forward-looking statements. See Exhibit 5.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1994

         Revenue for the first quarter of fiscal year 1996 increased to $33.0 million from $31.8 million in the first quarter of fiscal year 1995, an increase of 4%.

         Networking Products revenue decreased to $24.8 million in 1996 from $25.3 million in 1995. As described in the preceding section, this decline was based on a Company decision not to ship all of the quarter's bookings so as to align distributor-held inventory more closely with expected sales out of distribution. PC Connectivity sales, which include the Company's Ethernet and Token Ring adapter cards, increased to $14.0 million in 1996 from $12.5 million in 1995. A $6.8 million increase in Ethernet product sales (largely a result of the Eagle Technology and National Semiconductor acquisitions) was partially offset by a $5.3 million decrease in Token Ring sales. Token Ring sales are largely dependent upon the efforts of Attachmate Corporation which, by virtue of acquiring DCA Corporation, has assumed certain contractual sales obligations. Bundled Products sales increased slightly to $10.3 million in 1996 from $9.2 million in 1995. Changes to Novell's sales policies may affect Bundled Products sales going forward. Sales of other products decreased $3.1 million from 1995 to 1996. In this category, Minicomputer Connectivity sales decreased, reflecting ongoing industry trends.

         Aerospace Telemetry sales grew to $5.0 million in 1996 from $3.9 million in 1995, reflecting increased demand for receiver upgrades and antenna systems. Manufacturer Support Services (MSS) revenue grew to $3.5 million in 1996 from $2.7 million in 1995, reflecting continued growth in support activities for the Company's customer.

         Gross profit decreased to $8.6 million in 1996 from $9.8 million in 1995, and as a percentage of sales decreased to 26.1% from 30.8%. This decline resulted from a change in the mix of orders received and an inability to ship higher-margin hardware orders received at the end of 1996's first quarter.

         SG&A expense increased to $6.3 million in 1996 from $4.7 million in 1995, and as a percentage of revenue grew to 19.1% in 1996 from 14.9% in 1995. Major contributors to these increases were higher levels of sales and marketing expenses in anticipation of greater revenue growth and new amortization of product line acquisition cost.

         Research and development expense was approximately level at $1.3 million in 1996 and $1.2 million in 1995.

         Other expense in both 1996 and 1995 includes interest expense associated with outstanding borrowings against the Company's line of credit. Also included in 1995 other expense is a one-time charge of $875,000, reflecting an agreement to settle a stockholder class action lawsuit.

         Based on 1995's full year rate, the Company's provision for income taxes in 1996's first quarter was 38% of pretax earnings, or $220,000. By comparison, the Company's provision for income taxes in 1995's first quarter was 39% of pretax earnings, or $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

         During the past three years, the Company has financed its operations principally through internally generated funds. However, the Company has secured external financing in connection with acquisitions and the repurchase of its common stock.

         External financing has been provided through bank borrowings. As of December 31, 1995, the Company has $18.7 million of bank debt, consisting of a $6.7 million term note which is repaid in monthly payments and scheduled to be fully satisfied in May 1997; and $12.0 million in outstanding borrowings under a revolving line of credit facility that expires in January 1998. The limit on this line of credit facility was increased from $17.5 million to $22.5 million on October 26, 1995. On December 31, 1995, the Company had $3.9 million of cash and $10.5 million in available line of credit.

         During the first quarter of fiscal 1996, cash provided by operating activities was $866,000, primarily resulting from net earnings, a decrease in accounts receivable, an increase in inventories, and a decrease in accounts payable. Cash used in investing activities during 1996 was $160,000 of capital expenditures. The Company has no material commitments for future capital expenditures. Cash used in financing activities during 1996 was $1.4 million, of which virtually all related to servicing the Company's term note.

         The Company believes its available cash, funds generated from operations, and funds available under its credit facilities should be sufficient to finance its continuing operations. The Company may from time to time consider the acquisition of businesses, products, or technologies that may require additional funds.

PART II. - OTHER INFORMATION

Item 5.  Other Information.

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ from those that may have been or may be projected in forward-looking statements by or on behalf of the Company from time to time.

Item 6.  Exhibits and Reports.

         (a) The following exhibit is enclosed herein:

                     Exhibit Number            Description                   Pages
                     --------------        -------------------               -----
                            5              Cautionary statement              13-18
                                           identifying important
                                           factors that could cause
                                           actual results to differ

         (b) No Form 8-K was filed during the quarter ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MICRODYNE CORPORATION
                                           ---------------------
                                           Registrant


Date:      February 14, 1996               /s/ Philip T. Cunningham
      ---------------------------          -----------------------------
                                           Philip T. Cunningham
                                           President and Chief Executive
                                           Officer [Duly Authorized
                                           Officer]



Date:      February 14, 1996               /s/ Christopher M. Maginniss
      ---------------------------          -----------------------------
                                           Christopher M. Maginniss
                                           Executive Vice President and
                                           Chief Financial Officer
                                           [Principal Financial Officer]