Form 10-Q
period 1996-03-31
MICRODYNE CORP
filed 1996-05-15
CIK 65743

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                                 (703) 329-3700
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES /X/    NO / /


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    CLASS                          OUTSTANDING AT MARCH 31, 1996
         ----------------------------              -----------------------------
         Common stock, $.10 par value                       12,810,563



                               Page 1 of 16 pages
                        Exhibit Index appears on page 14

                             MICRODYNE CORPORATION


                                     INDEX


                                                                                           PAGE NUMBER
PART I - FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements

                 Statements of Operations
                 Quarter and six months ended March 31, 1996
                 and March 31, 1995                                                                  3

                 Balance Sheets
                 March 31, 1996 and October 1, 1995                                                  4

                 Statements of Cash Flows
                 Six months ended March 31, 1996
                 and March 31, 1995                                                                  5

                 Notes to Consolidated Financial
                 Statements                                                                          6

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                                          7


PART II - OTHER INFORMATION

Item 4.          Submission of Matters to a Vote of Security Holders.                               13

Item 6.          Exhibits and Reports.                                                              14

SIGNATURES                                                                                          15

                             Microdyne Corporation
                      Consolidated Statements of Operations
                    (In Thousands except Per Share Amounts)
                                  (Unaudited)

                                                      Quarter Ended         Six Months Ended
                                                    -------------------   --------------------
                                                    March 31, March 31,    March 31, March 31,
                                                      1996      1995         1996      1995
                                                    --------- ---------    --------- ---------
Revenue                                              $17,546   $40,577      $50,564   $72,396

Cost of goods sold                                    13,064    27,922       37,470    49,951
                                                    --------- ---------     -------- ---------

  Gross Profit                                         4,482    12,655       13,094    22,445

Selling, general and administrative
  expense                                              6,718     5,819       13,039    10,554

Research and development                               1,230     1,344        2,499     2,506
                                                    --------- ---------     -------- ---------

  Earnings (loss) from operations                     (3,466)    5,492       (2,444)    9,385

Other income (expense)
  Interest expense                                      (503)     (571)        (919)     (791)
  Other income (expense)                                   1        16          (28)     (819)
                                                    --------- ---------     -------- ---------

  Earnings (loss) before income taxes                 (3,968)    4,937       (3,391)    7,775

Provision for (benefit from) income taxes             (1,508)    1,925       (1,289)    3,032
                                                    --------- ---------     -------- ---------


  Net earnings (loss)                                ($2,460)   $3,012      ($2,102)   $4,743
                                                    ========= =========     ======== =========

Net earnings (loss) per share                         ($0.19)    $0.24       ($0.16)    $0.38
                                                    ========= =========     ======== =========


Weighted Average Shares Outstanding                   12,806    12,669       12,799    12,564
                                                    ========= =========     ======== =========

The notes on the following pages are an integral part of these statements.

                             Microdyne Corporation
                          Consolidated Balance Sheets
                            (Dollars in Thousands)

                                                             March 31,         October 1,
                                                                1996              1995
                                                            (Unaudited)         (Audited)
                                                            -----------        -----------
                         ASSETS
    CURRENT ASSETS
    Cash                                                       $1,519             $4,587
    Accounts receivable, net                                   37,322             59,681
    Inventories                                                31,374             25,917
    Income tax receivable                                       3,793              1,306
    Prepaid expenses and other                                  2,199              1,433
    Deferred income taxes                                       1,293              1,243
                                                            -----------        -----------
      Total current assets                                     77,500             94,167

    PROPERTY AND EQUIPMENT, net                                 4,258              4,749

    PRODUCT LINE ACQUISITION COST                               8,827             10,333

    OTHER ASSETS                                                1,162              1,133
                                                            -----------        -----------
                                                              $91,747           $110,382
                                                            ===========        ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
    Current maturities of l-t obligations                      $5,486             $5,483
    Accounts payable                                           17,712             26,509
    Accrued liabilities                                         7,864             21,603
                                                            -----------        -----------
      Total current liabilities                                31,062             53,595

    LONG-TERM OBLIGATIONS, net of current
      maturities                                               21,802             16,999

    DEFERRED INCOME TAX PAYABLE                                 1,457                300

    STOCKHOLDERS' EQUITY
    Common stock, $.10 par value, authorized
      50,000,000 shares, 12,810,563 issued and
      outstanding at March 31, 1996 and 12,789,666
      issued and outstanding at October 1, 1995                 1,281              1,279
    Additional paid-in capital                                 10,078             10,040
    Retained earnings                                          26,067             28,169
                                                            -----------        -----------
                                                               37,426             39,488
                                                            -----------        -----------
                                                              $91,747           $110,382
                                                            ===========        ===========

The notes on the following pages are an integral part of these statements.

                             Microdyne Corporation
                     Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                       Six Months Ended
                                                                    3/31/96        3/31/95
                                                                  ------------  ------------
Increase (Decrease) in Cash:

Cash flows from operating activities:
  Net (loss) earnings                                              $    (2,102)  $      4,743

  Adjustments to reconcile earnings to net cash
    from operating activities, exclusive of effect of
    acquisitions and dispositions:
      Depreciation and amortization                                      1,439            834
      Provisions for doubtful accounts receivable and
        inventory obsolescence                                             258          1,113
      Changes in assets and liabilities
        Decrease (increase) in accounts receivable                      22,966        (16,486)
        Increase in inventories                                         (5,655)        (2,304)
        Increase in prepaid expenses                                    (2,487)           (58)
        (Increase) decrease in other assets                                (28)            45
        (Increase) decrease in income tax receivable                      (807)           140
        (Increase) decrease in deferred tax asset                          (51)           146
        (Decrease) increase in accounts payable and other accruals     (22,166)        12,042
                                                                   ------------  ------------

         Net cash (used in) provided by operating activities            (8,633)           215

Cash flows from investing activities:
  Product line acquisitions                                                (12)       (12,100)
  Additions to property and equipment                                     (263)          (891)
  Payments from officers                                                    41             --
                                                                   ------------  ------------

         Net cash used in investing activities                            (234)       (12,991)

Cash flows from financing activities:
  Net (repayments) borrowings on long-term debt                          5,759         11,159
  Issuance of common stock                                                  40            852
                                                                   ------------  ------------

         Net cash provided by financing activities                       5,799         12,011
                                                                   ------------  ------------

Net decrease in Cash                                                    (3,068)          (765)

Cash at beginning of period                                              4,587          2,628
                                                                   ------------  ------------

Cash at end of period                                              $     1,519   $      1,863
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

2. The provision for income taxes presented in the Statements of Operations is based upon the estimated effective tax rate at fiscal year-end, and is largely determined by management's estimate as of the interim date of projected taxable income for the entire fiscal year.

3. In the Balance Sheets, Product Line Acquisition Cost includes the long-term portion of minimum royalties due Attachmate (formerly DCA) under the Token Ring purchase agreement and intangibles acquired under the Eagle Technology and National Semiconductor purchase agreements.

PART 1. - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         Microdyne's sales in the second quarter of fiscal 1996 were $17,456,000 and the Company recorded a net loss of $2,460,000. By comparison, the Company reported sales of $40,577,000 and net earnings of $3,012,000 in the second quarter of fiscal 1995. The lower sales and net loss were the result of several actions taken by or affecting the Company, particularly in its Networking Products business.

         In January 1996, the Company announced a program to reduce the amount of Networking Products inventory held by its stocking distributors. This program would be accomplished by selling less product to distributors than those distributors sold to resellers and end-user customers in the same period. The purpose of this action was two-fold: to move re-orders to dates earlier in each quarter and to decrease the Company's promotional costs. Also, in March 1996, the Company said that because of changes in policies by Novell, Inc. ("Novell"), Microdyne expected to sell substantially less of its products bundled with Novell software ("Bundled Products") during fiscal 1996.

         These two events caused Networking Products sales in the second quarter of fiscal 1996 to decline to $11.1 million from $33.8 million in the second quarter of fiscal 1995. This decline, however, came amid a backdrop of continuing, healthy end-user demand for Microdyne's Networking Products.

         While shipments of Networking Products hardware were approximately $10.2 million, end-user demand approximated $19 million. Bundled Products sales into distribution of $900,000 compared with sales out of distribution of approximately $9.4 million.

         Changes in policies and practices at Novell affected Microdyne in several ways. In February 1996, Novell announced it would substantially reduce the amount of inventory in its distribution channel and would, in the future, de-emphasize sales of its products as traditional, stand-alone software. A second change by Novell curtailed the sale of NetWare upgrades. As a result of these changes in Novell's policies and practices, Bundled Products sales into distribution were reduced to $900,000 in the second quarter of 1996.

        In addition, beyond the control of the Company, the impasse over the Federal budget prevented certain agencies from ordering products from the Company's Aerospace Telemetry division, thereby affecting that division's performance in the second quarter of fiscal 1996. The Company had cautioned in January 1996 that the inability of the Congress and the President to agree on a budget would likely begin to affect that division beginning in the second quarter. Revenue in the second quarter of 1996 of $3.2 million was down from the $4.2 million reported in 1995's second quarter. Manufacturer Support Services ("MSS") revenue of $3.5 million in fiscal 1996's second quarter met expectations.

quarter. Revenue in the second quarter of 1996 of $3.2 million was down from the $4.2 million reported in 1995's second quarter. Manufacturer Support Services ("MSS") revenue of $3.5 million in fiscal 1996's second quarter met expectations.

         Recognizing that many of the preceding events represent conditions that will not change in one or two quarters, in March 1996, Microdyne outlined plans to offset these business changes and to continue the Company's growth. That plan includes two important actions:

- -        First, in March 1996, the Company said it had signed a letter of intent to acquire with Company stock Digital Products, Inc. ("DPI"), a privately-held manufacturer of print servers with 1995 sales of approximately $20 million. Negotiations and due diligence continue on this acquisition with the anticipation that it may be closed during May 1996.

- -        Second, in April 1996, the Company purchased from Novell the exclusive, royalty-free perpetual right to market certain hardware products and related technology which were previously sold by the Company under license from Novell. The $6.8 million purchase price gives Microdyne the right to sell more than 30 products and product families in Novell trade dress. Previously, the Company's right to sell under the Novell brand name could be withdrawn at any time by Novell, and Novell could grant similar rights to other companies. The anticipated impact of this purchase will be to improve gross margins going forward.

         With regard to the business changes outlined above, at this date the Company cannot yet indicate that its Networking Products sales into distribution will equal sales out of distribution in the third quarter of fiscal 1996. While channel inventories are clearly lower than at January 1, 1996, the Company continues to monitor sales out of distribution and to assess desirable inventory levels.

         The Company believes that demand for its telemetry products is fundamentally strong. The recent resolution of a 1996 federal budget should improve Aerospace Telemetry's sales and contribution in fiscal 1996's second half.

         Manufacturer Support Services is expected to be on plan for the balance of fiscal 1996. In March 1996, the Company anounced a five-year extension of its contract with the customer which supports this business.

         The Company has taken steps to more closely conform its operating expenses to its anticipated sales levels. While there can be no certainty as to the magnitude of the Company's success in this regard, management's goal is to decrease operating expenses as a percentage of sales in each successive quarter of fiscal 1996.

         The above statements contain forward-looking statements that involve a number of risks and uncertainties, the possible realization of which could have material adverse effects on the Company's future operating results. Factors that may cause actual results to differ materially include: development of new products and rapid changes in technology that may displace products sold by the Company; the highly competitive environment in which the Company operates; the Company's dependence upon Novell and the effect that changes by Novell in its distribution and other policies may have on the Company; the Company's reliance upon distributors with respect to sales of networking and other products; fluctuations in the Company's quarterly results of operations and in the timing of orders from customers; the declining average selling price of the Company's products; the Company's dependence upon a limited number of subcontractors for the manufacture of the Company's products and upon a limited number of suppliers for the availability of components used in the Company's products; the focus of the Company's product lines on local area networking products; the Company's success in identifying, acquiring and incorporating commercially successful technology, products, or businesses; and the risk factors listed from time to time in the Company's SEC filings, including but not limited to the S-3 Registration Statement dated November 9, 1995, Annual Report in Form 10-K for the year ended October 1, 1995, and Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

         Any shortfall in revenue or earnings from the levels expected by securities analysts could have an immediate and significant effect of the trading price of the Company's common stock in any given period. Moreover, as in the first quarter of fiscal 1996, the Company may not learn of such shortfalls until late in the fiscal quarter as a result of historical ordering patterns. Late receipt of this information could result in an even more immediate and adverse effect on the trading price of the Company's stock.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1995

         Revenue for the second quarter of fiscal year 1996 decreased to $17.5 million from $40.6 million in the second quarter of fiscal year 1995, a decrease of 57%.

         Networking Products revenue decreased to $11.1 million in 1996 from $33.8 million in 1995. As described in the preceding section, this decline in hardware products sales (to a net $10.2 million versus $23.4 million) was due to a corporate decision to reduce the level of inventories held by distributors and does not reflect a general decline in end-user demand for the Company's products. The ongoing program to reduce distribution inventories decreases the usefulness of year-over-year comparisons of sales into distribution of individual product lines (the decrease in PC Connectivity sales into distribution to a net $9.4 million in 1996 from sales into distribution of $19.9 million in 1995 bears no relationship to sales out of distribution of such products in the same period). Nevertheless, the Company recognizes that end-user demand of certain of its Networking Products has declined during the past year. Sales of Minicomputer Connectivity products and Mainframe Connectivity products have decreased and are likely to continue to decrease as networking customers move away from networks that employ such technologies. The Company's sales of Asynchronous products have also decreased. While the market for such products is expanding, the number of competing products has multiplied rapidly. Also as described in the preceding section, the decrease in Bundled Products sales ($900,000 versus $10.4 million) is attributable to changes in Novell policies and practices, but also reflects a belief by the Company that ongoing sales of Bundled Products will be lower in fiscal 1996.

         Aerospace Telemetry sales fell to $3.2 million in 1996 from $4.2 million in 1995, for reasons previously described. MSS revenue grew to $3.5 million in 1995 from $2.7 million in 1995, reflecting continued growth in support activities for the Company's customer.

         Gross profit decreased to $4.5 million in 1996 from $12.7 million in 1995, and as a percentage of sales decreased to 25.5% from 31.2%. The dollar decline in gross profit was the result of lower Networking Product and Aerospace Telemetry sales. The decrease in gross profit as a percentage of sales reflects the absorption of fixed manufacturing overhead costs over a smaller revenue base coupled with a shift in product mix toward lower margin products within Networking Products.

         SG&A expense increased to $6.7 million in 1996 from $5.8 million in 1996 and, as a percentage of sales, grew to 38.3% in 1996 from 14.3% in 1995. The higher level of expense in 1996 reflects the Company's increased expenses for reseller sales programs, marketing, and amortization of intangible assets. Many of these higher expenses were committed prior to the end of fiscal 1996's first quarter, when sales and gross margins were expected to be substantially higher.

         Research and development expense was approximately level at $1.2 million in 1996 and $1.3 million in 1995.

         Other expense in both 1996 and 1995 includes interest expense associated with outstanding borrowings against the Company's line of credit.

         The tax rates utilized in 1996 and 1995 were comparable at 38% and 39%, respectively.

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 1996 COMPARED TO SIX MONTHS ENDED MARCH 31, 1995

         Revenue for the first half of fiscal year 1996 decreased to $50.6 million from $72.4 million in the first half of fiscal year 1995, a decrease of 30%.

         Networking Products revenue decreased to $35.9 million in 1996 from $59.1 million in 1995, for the reasons as described in the GENERAL and QUARTER-TO-QUARTER sections above. PC Connectivity sales, which include the Company's Ethernet and Token Ring adapter cards, decreased to $25.3 million in 1996 from $32.4 million in 1995. The effect of the Eagle and National Semiconductor acquisitions slightly offset 1996 channel inventory adjustments and Ethernet product sales increased to $23.1 million in 1996 from $22.1 in 1995. Token Ring sales are largely dependent on the efforts of Attachmate Corporation and decreased to $2.2 million in 1996 from $10.3 million in 1995. Bundled Products sales declined to $11.3 million in 1996 from $19.6 million in 1995. Sales of other products decreased $7.8 million from 1995 to 1996. Most of this decline was attributable to lower sales in the older Minicomputer Connectivity and Mainframe Connectivity product lines.

         Aerospace Telemetry sales were stable at $8.2 million in 1996 and $8.1 million in 1995. MSS revenue grew to $7.0 million in 1996 from $5.4 million in 1995, reflecting continued growth in support activities for the Company's customer.

         Gross profit decreased to $13.1 million in 1996 from $22.4 million in 1995, and as a percentage of sales decreased to 25.9% from 31.0%. These declines reflect lower Networking Products sales, an unfavorable product mix within Networking Products, and the absorption of fixed manufacturing overhead costs over a smaller revenue base.

         SG&A expense increased to $13.0 million in 1996 from $10.6 million in 1995, and as a percentage of revenue grew to 25.8% in 1996 from 14.6% in 1995. Many of 1996's first and second quarter expenses (in particular, sales and marketing) were committed during the fourth quarter of 1995, when the level of ongoing sales was anticipated to be much higher. Due to the Eagle and National Semiconductor acquisitions, amortization of product line acquisition cost was also higher from 1995 to 1996.

         Research and development expense was level at $2.5 million in 1996 and $2.5 million in 1995.

         Other expense in both 1996 and 1995 includes interest expense associated with outstanding borrowings against the Company's line of credit. Also included in 1995 is a one-time charge of $875,000 reflecting an agreement to settle a stockholder class action lawsuit against the Company.

         The tax rates utilized in 1996 and 1995 were comparable at 38% and 39%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         During the past three years, the Company has financed its operations principally through internally generated funds. However, the Company has secured external financing in connection with acquisitions and the repurchase of its common stock.

         External financing has been provided through bank borrowings. As of March 31, 1996, the Company has $25.7 million of bank debt, consisting of a $5.5 million term note which is repaid in monthly payments and scheduled to be fully satisfied in May 1997; and $20.2 million in outstanding borrowings under a revolving line of credit facility that expires in January 1998. Of this $25.7 million in bank debt, $4.8 million is classified as short-term and $20.9 as long-term on the March 31, 1996 Balance Sheet. The limit on the line of credit facility was increased from $17.5 million to $22.5 million on October 26, 1995. On March 31, 1996, the Company had $1.5 million of cash and $2.3 million in available line of credit.

         During the first half of fiscal 1996, cash used in operating activities was $8.6 million, primarily resulting from the net loss and an increase in inventories due to stock purchases which were committed in anticipation of higher sales levels. Cash used in investing activities during 1996 was $234,000 (mostly due to capital expenditures) compared to $13.0 million during 1995, which reflected the Eagle acquisition. The Company has no material commitments for future capital expenditures. Cash provided by financing activities during 1996 was $5.8 million, which represented $8.2 million in new borrowings on the Company's line of credit partially offset by $2.4 million in payments on the Company's term note. Cash provided by financing activities during 1995 was $12.0 million, which represented $11.1 million in net borrowings and $900,000 in proceeds from the exercise of stock options.

         As a result of changes to the Company's business described previously, the Company and its bank are currently in negotiation to amend the terms of the Company's credit facility. The Company anticipates no difficulties in completing such amendment. At the end of fiscal 1996's second quarter, the Company was not in compliance with the coverage ratio required under the convenants of its current credit facility. However, the bank plans no action at this time.


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

PART II. - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of stockholders of the Registrant was held on March 21, 1996. At the annual meeting, the stockholders voted on the following matters:

                                     Votes        Votes       Votes
                                      For        Against    Abstained     Unvoted
                                  ----------   ----------   ---------    ---------
Election of Directors

Philip T. Cunningham              12,012,233       115,908
Christopher M. Maginniss          12,011,933       116,208
Curtis M. Coward                  12,011,933       116,208
Gregory W. Fazakerley             11,958,988       169,153
H. Brian Thompson                 11,961,663       166,478

Increase in the number
of shares reserved for
issuance under the amended
and restated Microdyne
Corporation 1991 Key
Employee Stock Option Plan         7,770,992     1,109,773     45,695    3,201,681

An amendment to the
Microdyne Corporation 1993
Non-Employee Directors
Stock Option Plan                 11,298,564       412,527     60,533      356,517

Item 6.  Exhibits and Reports.

         (a) The following exhibit is enclosed herein:

                     Exhibit Number           Description                            Page
                     --------------  ------------------------------                  ----
                            10            Purchase Agreement re:                     16
                                          Hardware Technology Rights
                                          and Marketing Rights, by and
                                          between the Registrant and
                                          Novell, Inc.

      (b)  No Form 8-K was filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MICRODYNE CORPORATION
                                           ---------------------
                                           Registrant


Date:       May 15, 1996                   /s/ Philip T. Cunningham
      ---------------------                -----------------------------
                                           Philip T. Cunningham
                                           President and Chief Executive Officer
                                           [Duly Authorized Officer]



Date:       May 15, 1996                   /s/ Christian J. Spitz
      ---------------------                -----------------------
                                           Christian J. Spitz
                                           Vice President and Chief
                                           Financial Officer
                                           [Principal Financial Officer]