Form 10-Q
period 1996-06-30
MICRODYNE CORP
filed 1996-08-14
CIK 65743

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                CLASS                   OUTSTANDING AT JUNE 30, 1996
     ----------------------------       ----------------------------
     Common stock, $.10 par value                12,823,150



                              Page 1 of 14 pages
                       Exhibit Index appears on page 13

                             MICRODYNE CORPORATION


                                     INDEX


                                                           PAGE NUMBER

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Statements of Operations
          Quarter and nine months ended June 30, 1996
          and June 30, 1995                                          3

          Balance Sheets
          June 30, 1996 and October 1, 1995                          4

          Statements of Cash Flows
          Nine months ended June 30, 1996
          and June 30, 1995                                          5

          Notes to Consolidated Financial
          Statements                                                 6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                 7


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports.                                     13

SIGNATURES                                                          14

                             MICRODYNE CORPORATION
                     Consolidated Statements of Operations
                    (In Thousands except Per Share Amounts)
                                  (Unaudited)

                                                            Quarter Ended                     Nine Months Ended
                                                     ----------------------------        ----------------------------

                                                       June 30,         June 30,           June 30,        June 30,
                                                         1996             1995               1996            1995
                                                     -----------      -----------        -----------      -----------
 Revenue                                               $24,583          $47,663            $75,147         $120,059

 Cost of goods sold                                     18,594           32,827             56,064           82,778
                                                     -----------      -----------        -----------      -----------

   Gross Profit                                          5,989           14,836             19,083           37,281

 Selling, general and administrative
   expense                                               6,113            6,687             19,152           17,241

 Research and development                                1,197            1,426              3,696            3,932
                                                     -----------      -----------        -----------      -----------

   Earnings (loss) from operations                      (1,321)           6,723             (3,765)          16,108

 Other income (expense)
   Interest expense                                       (598)            (549)            (1,517)          (1,340)
   Other income (expense)                                                    12                (28)            (807)
                                                     -----------      -----------        -----------      -----------

   Earnings (loss) before income taxes                  (1,919)           6,186             (5,310)          13,961

 Provision for (benefit from) income taxes                (729)           2,413             (2,018)           5,445
                                                     -----------      -----------        -----------      -----------


   Net earnings (loss)                                 ($1,190)          $3,773            ($3,292)          $8,516
                                                     ===========      ===========        ===========      ===========

 Net earnings (loss) per share                          ($0.09)           $0.29             ($0.26)           $0.66
                                                     ===========      ===========        ===========      ===========


 Weighted Average Shares Outstanding                    12,811           13,149             12,803           12,958
                                                     ===========      ===========        ===========      ===========

 The notes on the following pages are an integral part of these statements.

                             MICRODYNE CORPORATION
                          Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                                   June 30,             October 1,
                                                                     1996                  1995
                                                                  (Unaudited)            (Audited)
                                                                 -------------         -------------
                        ASSETS

CURRENT ASSETS
Cash                                                                 $1,460                $4,587
Accounts receivable, net                                             33,760                59,681
Inventories                                                          27,325                25,917
Income tax receivable                                                 1,546                 1,306
Prepaid expenses and other                                            1,973                 1,433
Deferred income taxes                                                 1,260                 1,243
                                                                 -------------         -------------
  Total current assets                                               67,324                94,167

PROPERTY AND EQUIPMENT, net                                           4,022                 4,749

PRODUCT LINE ACQUISITION COST                                        14,975                10,333

DEFERRED INCOME TAX BENEFIT                                             450

OTHER ASSETS                                                            991                 1,133
                                                                 -------------         -------------
                                                                    $87,762              $110,382
                                                                 =============         =============
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of l-t obligations                                $7,462                $5,483
Accounts payable                                                     11,810                26,509
Accrued liabilities                                                   8,855                21,603
                                                                 -------------         -------------
  Total current liabilities                                          28,127                53,595

LONG-TERM OBLIGATIONS, net of current
  maturities                                                         23,419                16,999

DEFERRED INCOME TAX PAYABLE                                               -                   300

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, authorized
  50,000,000 shares, 12,823,150 issued and
  outstanding at June 30, 1996 and 12,789,666
  issued and outstanding at October 1, 1995                           1,282                 1,279
Additional paid-in capital                                           10,057                10,040
Retained earnings                                                    24,877                28,169
                                                                 -------------         -------------
                                                                     36,216                39,488
                                                                 -------------         -------------
                                                                    $87,762              $110,382
                                                                 =============         =============

   The notes on the following pages are an integral part of these statements.

                             MICRODYNE CORPORATION
                     Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                           Nine Months Ended
                                                                                       6/30/96             6/30/95
                                                                                    -------------       -------------
Increase (Decrease) in Cash:

Cash flows from operating activities:
  Net (loss) earnings                                                               $     (3,292)       $      8,516

  Adjustments to reconcile earnings to net cash
    from operating activities, exclusive of effect of
    acquisitions and dispositions:
      Depreciation and amortization                                                        2,407               1,616
      Provisions for doubtful accounts receivable and
        inventory obsolescence                                                               440                 984
      Changes in assets and liabilities
        Decrease (increase) in accounts receivable                                        26,498             (27,626)
        Increase in inventories                                                           (1,758)               (949)
        Increase in prepaid expenses                                                        (607)                (33)
        Decrease in other assets                                                             143                  27
        (Increase) decrease in income tax receivable                                        (240)                140
        (Increase) decrease in deferred tax asset                                           (468)                 13
        (Decrease) increase in accounts payable and other accruals                       (28,598)             17,845
                                                                                    -------------       -------------

         Net cash (used in) provided by operating activities                              (5,475)                533

Cash flows from investing activities:
  Product line acquisitions                                                               (6,852)            (12,109)
  Additions to property and equipment                                                       (389)             (1,105)
  Payments from officers                                                                      67                   -
                                                                                    -------------       -------------

         Net cash used in investing activities                                            (7,174)            (13,214)

Cash flows from financing activities:
  Net borrowings on long-term debt                                                         9,502               9,639
  Issuance of common stock                                                                    20               2,573
                                                                                    -------------       -------------

         Net cash provided by financing activities                                         9,522              12,212
                                                                                    -------------       -------------

Net decrease in Cash                                                                      (3,127)               (469)

Cash at beginning of period                                                                4,587               2,628
                                                                                    -------------       -------------

Cash at end of period                                                               $      1,460        $      2,159
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

3. In the Balance Sheets, Product Line Acquisition Cost includes the long-term portion of minimum royalties due Attachmate (formerly DCA) under the Token Ring purchase agreement and intangibles acquired under the Eagle Technology and National Semiconductor purchase agreements. Product Line Acquisition Cost on the June 30, 1996 Balance Sheet also includes intangibles acquired under the Novell agreement.

PART 1. - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     Microdyne's sales in the third quarter of fiscal 1996 were $24.6 million and the Company recorded a net loss of $1.2 million. By comparison, the Company reported sales of $47.7 million and net earnings of $3.8 million in the third quarter of fiscal 1995. Third quarter 1996 results represented improvements over second quarter 1996 sales of $17.5 million and net loss of $2.5 million.

      In January 1996, the Company announced a program to lower the level of Networking Products inventory held by distributors. The level of third quarter 1996 Networking Products sales in part reflected a continuation of this program. Also, 1996 sales of Networking Products hardware bundled with Novell software ("Bundled Products") were significantly lower than in 1995 due to the continued impact from changes in Novell's distribution policies and practices. These changes included a decision by Novell to reduce the amount of its inventory in its distribution channel by de-emphasizing sales of its products as traditional, stand-alone software and by lowering the Company's discount on Novell software purchases. The result of these events was a decrease in Networking Products sales to $17.2 million in 1996's third quarter from $40.2 million in 1995's third quarter.

     Improved sales and a lower net loss from 1996's second quarter to 1996's third quarter were the result of several factors. Networking Products hardware sales increased from the second quarter to the third quarter due principally to greater OEM sales and higher sales into distribution as sales out of distribution continued to be strong. The Company believes the level of inventory held by its distributors continued to decline in 1996's third quarter. As the Federal government resolved its budget impasse in the second quarter, third quarter 1996 Aerospace Telemetry sales of $4.0 million reflected a return to historically-seen levels of procurement by government agencies. The Company also took steps in 1996's third quarter to more closely conform operating expenses to anticipated sales levels: selling, general and administrative expense was $600,000 lower than in 1996's second quarter.

     Recognizing the changes in its Networking Products business, in March 1996, Microdyne outlined plans to augment the Company's growth. One such strategy involved acquisitions. In March 1996, the Company signed a letter of intent to acquire with Company stock Digital Products, Inc. ("DPI"), a privately-held manufacturer of print servers. Based on the results of its continued due diligence efforts, the Company elected in June 1996 not to proceed with this acquisition on terms originally planned. The Company continues to have an interest in acquisitions and continues to evaluate opportunities which could provide revenues to replace declining sales in certain of the Company's product lines.

     In April 1996, the Company purchased from Novell the exclusive, royalty-free perpetual right to market certain hardware products and related technology which were previously sold by the Company under license from Novell. The $6.8 million purchase price gave Microdyne the right to sell more than 30 products and product families in Novell trade dress. Previously, the Company's right to sell under the Novell brand name could be withdrawn at any time by Novell, and Novell could grant similar rights to other companies. Through significantly reduced royalties, the Company expects this purchase to improve Networking Products gross margins going forward.

     Looking forward, the Company will continue to monitor sales out of distribution and to assess desirable distribution inventory levels. Networking Products inventories held by distributors have continued to decline since the end of fiscal 1995. For three consecutive quarters, the Company has sold less into the distribution channel than has been sold out. Beginning in July 1996, the Company put in place new programs designed to spur increased demand for its products by value-added resellers.

     The Company cannot predict future Bundled Products sales with any accuracy. As previously reported, margins on, and the attractiveness of, Bundled Products sales have been reduced under discount terms currently available to Microdyne from Novell.

     The Company believes strong demand for its Aerospace Telemetry products will continue, which the Company expects would result in a return to the level of sales seen in late fiscal 1995 and early fiscal 1996.

     Manufacturer Support Services ("MSS") revenue continues to meet expectations and that business is expected to be on plan for the fourth quarter of fiscal 1996. In March 1996, the Company announced a five-year extension of its contract with the customer which supports this business.

     The Company has moved aggressively to cut operating expenses within Networking Products through a combination of personnel downsizing and expense constraints, with further cost reductions to be enacted as appropriate. Concurrently, the Company will continue its efforts to improve gross margins through lower product costs that may be realized from component cost reductions and product reconfigurations.

     The statements in this Management's Discussion and Analysis contain forward-looking statements that involve a number of risks and uncertainties, the possible realization of which could have material adverse effects on the Company's future operating results. Factors that may cause actual results to differ materially include: development of new products and rapid changes in technology that may displace products sold by the Company; the highly competitive environment in which the Company operates; the Company's dependence upon

Novell and the effect that changes by Novell in its distribution and other policies may have on the Company; the Company's reliance upon distributors with respect to sales of networking and other products; fluctuations in the Company's quarterly results of operations and in the timing of orders from customers; the declining average selling price of the Company's products; the Company's dependence upon a limited number of subcontractors for the manufacture of the Company's products and upon a limited number of suppliers for the availability of components used in the Company's products; the focus of the Company's product lines on local area networking products; the Company's success in identifying, acquiring and incorporating commercially successful technology, products, or businesses; the Company's relationships with sources of external financing; and the risk factors listed from time to time in the Company's SEC filings, including but not limited to the S-3 Registration Statement dated November 9, 1995, Annual Report in Form 10-K for the year ended October 1, 1995, and Quarterly Reports on Form 10-Q for the quarters ended December 31, 1995 and March 31, 1996.

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1996 COMPARED TO QUARTER ENDED JUNE 30, 1995

     Revenue for the third quarter of fiscal year 1996 decreased to $24.6 million from $47.7 million in the third quarter of fiscal year 1995, a decrease of 48%.

     Networking Products revenue decreased to $17.2 million in 1996 from $40.3 million in 1995. As described in the preceding section, the decline in sales of hardware products (to $14.0 million from $26.9 million) was due to ongoing efforts in 1996 to reduce the level of inventories held by distributors and is not necessarily reflective of a general decline in end-user demand for the Company's products. Ethernet PC Connectivity product sales into distribution decreased to $13.5 million in 1996 from sales into distribution of $19.2 million in 1995. The ongoing program to reduce distribution inventories decreases the usefulness of year-over-year comparisons of such sales. Token Ring PC Connectivity product sales decreased to $1.0 million in 1996 from $4.2 million in 1995. Token Ring sales are largely dependent upon the efforts of Attachmate Corporation, which, by virtue of acquiring DCA Corporation, has assumed certain contractual sales obligations. Combined Minicomputer Connectivity, Mainframe Connectivity, and Asynchronous product sales decreased to $800,000 in 1996 from $3.6 million in 1995. Minicomputer Connectivity and Mainframe Connectivity product sales are likely to continue to decrease over time as networking customers move away from networks that employ such technologies. Asynchronous product sales have declined due to the effect of an increasing number of competing products. As anticipated, the decrease in Bundled Products sales (to $3.2 million from $13.4 million) was attributable to changes in Novell policies and practices.

     Aerospace Telemetry sales declined to $4.0 million in 1996 from $4.5 million in 1995, due to lower levels of government procurement. MSS revenue grew to $3.6 million in 1995 from $3.2 million in 1995, reflecting continued growth in support activities for the Company's customer.

     Gross profit decreased to $6.0 million in 1996 from $14.8 million in 1995, and as a percentage of sales decreased to 24.4% from 31.1%. The dollar decline in gross profit was the result of lower Networking Product and Aerospace Telemetry sales. Also in 1996, the Company elected to expense in one quarter $975,000 in non-recurring costs associated with the Novell acquisition. The decrease in gross profit as a percentage of sales reflects the absorption of fixed manufacturing overhead costs over a smaller revenue base.

     SG&A expense decreased to $6.1 million in 1996 from $6.7 million in 1995 but as a percentage of sales grew to 24.9% in 1996 from 14.0% in 1995. Although amortization of product line acquisition cost increased, the Company's was successful in reducing real operating expenses.

     Research and development expense was $1.2 million in 1996 compared to $1.4 million in 1995. 1996's reduced expense was mostly attributable to lower engineering staffing levels.

     Interest and other expense in both 1996 and 1995 is primarily interest expense associated with outstanding borrowings against the Company's line of credit. Interest expense in 1996 also includes interest associated with the Novell notes payable.

     The tax rates utilized in 1996 and 1995 were comparable at 38% and 39%, respectively.

NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO NINE MONTHS ENDED JUNE 30, 1995

     Revenue for the first nine months of fiscal year 1996 decreased to $75.1 million from $120.1 million in the first nine months of fiscal year 1995, a decrease of 37%.

     Networking Products revenue decreased to $53.1 million in 1996 from $99.3 million in 1995, for the reasons as described in the GENERAL and QUARTER-TO-QUARTER sections above. Sales of hardware products decreased to $38.6 million in 1996 from $65.4 million in 1995. Ethernet PC Connectivity sales decreased to $36.7 million from $41.4 million (1996 sales were enhanced by significant sales of new 100Mb adapters as a result of the National

Semiconductor acquisition); Token Ring PC Connectivity product sales to $3.1 million from $14.4 million; and combined Minicomputer Connectivity, Mainframe Connectivity, and Asynchronous product sales to $3.5 million from $10.7 million. Bundled Products sales declined to $14.5 million from $33.9 million

     Aerospace Telemetry sales were relatively level at $12.2 million in 1996 and $12.5 million in 1995. MSS revenue grew to $10.6 million in 1996 from $8.6 million in 1995, reflecting continued growth in support activities for the Company's customer.

     Gross profit decreased to $19.1 million in 1996 from $37.3 million in 1995, and as a percentage of sales decreased to 25.4% from 31.1%. The principal reasons for these declines are substantially the same as those described in the QUARTER-TO-QUARTER section above.

     SG&A expense increased to $19.2 million in 1996 from $17.2 million in 1995, and as a percentage of revenue grew to 25.5% in 1996 from 14.4% in 1995. Many of 1996's first and second quarter expenses (in particular, sales and marketing) were committed during the fourth quarter of 1995, when the level of ongoing sales was anticipated to be much higher. Due to the Eagle, National Semiconductor, and Novell acquisitions, amortization of product line acquisition cost was also higher from 1995 to 1996.

     Research and development expense was relatively level at $3.7 million in 1996 and $3.9 million in 1995.

     Interest and other expense in both 1996 and 1995 includes interest expense associated with outstanding borrowings against the Company's line of credit. Interest expense in 1996 also includes interest associated with the Novell notes payable. Other expense in 1995 includes a one-time charge of $875,000 which represents an agreement to settle a stockholder class action lawsuit against the Company.

     The tax rates utilized in 1996 and 1995 were comparable at 38% and 39%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     During the past three years, the Company has financed its operations principally through internally generated funds. However, the Company has secured external financing in connection with acquisitions and the repurchase of its common stock.

     External financing has been primarily provided through bank borrowings. As of June 30, 1996, the Company has $21.0 million of bank debt, consisting of a $4.3 million term note which is repaid in monthly payments and scheduled to be fully satisfied in May 1997; and $16.7 million in outstanding borrowings under a revolving line of credit facility, the second amendment to which expires on August 19, 1996. Of this $21.0 million in bank debt, $4.3 million has been classified as short-term and $16.7 as long-term on the June 30, 1996 Balance Sheet. On June 30, 1996, the Company had $1.5 million in cash and $5.8 million in unused line of credit.

     In April 1996, the Company utilized cash and notes to purchase from Novell the exclusive, royalty-free perpetual right to market certain hardware products and related technology which were previously sold by the Company under license from Novell, and to convert certain accounts payable. As of June 30, 1996, notes payable due Novell totalled $8.4 million, of which $2.4 million has been classified as a short-term obligation and $6.0 million as a long-term obligation on the June 30, 1996 Balance Sheet.

     During the third quarter of fiscal 1996, cash provided by operating activities was $3.1 million. This resulted in a decrease in cash used by operating activities to $5.5 million for the nine months ended June 30, 1996.

     Cash used in investing activities during 1996 was $7.2 million, most of which reflected the Novell acquisition. Capital expenditures were minimal and the Company has no material commitments for future capital expenditures. Cash used in investing activities during 1995 was $13.2 million, which mostly represented the Eagle acquisition.

     Cash provided by financing activities during 1996 was $9.5 million, which represented $4.7 million in new borrowings on the Company's line of credit plus $8.4 million in Novell notes minus $3.6 million in payments on the Company's term note. Cash provided by financing activities during 1995 was $12.2 million, which represented $12.0 million in new borrowings on the Company's line of credit plus $2.5 million in stock option exercises minus $2.3 million in payments on the Company's term note.

     As of June 30, 1996, the Company entered into a second amendment to the Company's credit facility with its bank lenders. This amendment expires on August 19, 1996. The Company and its bank lenders are currently discussing the terms of a more definitive agreement.

     The Company believes its available cash, funds generated from operations, and funds available under its credit facilities should be sufficient to finance its continuing operations. The Company may from time to time consider the acquisition of businesses, products, or technologies that may require additional funds.

PART II. - OTHER INFORMATION

Item 6.     Exhibits and Reports.

      (a) The following exhibit is enclosed herein.

          Exhibit Number           Description          Pages
          --------------     -----------------------    -----
                10         Second Amendment to          15-22
                           Credit Agreement among
                           the Registrant, Crestar
                           Bank and NBD Bank dated
                           June 30, 1996


      (b) No Form 8-K was filed during the quarter ended June 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MICRODYNE CORPORATION
                                      ---------------------
                                      Registrant


Date:     August 14, 1996             /s/ Philip T. Cunningham
      ----------------------          -----------------------------
                                      Philip T. Cunningham
                                      President and Chief Executive Officer
                                      [Duly Authorized Officer]



Date:     August 14, 1996             /s/ Christian J. Spitz
      ----------------------          -----------------------
                                      Christian J. Spitz
                                      Vice President and Chief
                                      Financial Officer
                                      [Principal Financial Officer]