Form 10-K405
period 1996-09-29
MICRODYNE CORP
filed 1996-12-19
CIK 65743

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 1996
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
                                (Title of Class)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND, (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENT FOR THE PAST 90 DAYS.    YES X    NO
                                         ---      ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. (X)

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, BASED ON THE AVERAGE BID AND ASKED PRICES, APPROXIMATES $47,080,107 AS OF THE CLOSE OF BUSINESS ON DECEMBER 17, 1996.

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE CLOSE OF BUSINESS ON DECEMBER 17, 1996 IS 12,832,203 SHARES OF COMMON STOCK, $0.10 PAR VALUE.

DOCUMENTS INCORPORATED BY REFERENCE: THE INFORMATION REQUIRED BY PART III (ITEMS 10,11,12,AND 13) IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT REQUIRED TO BE FILED PURSUANT TO REGULATION 14A.

SEE PAGE 34 FOR INDEX OF EXHIBITS.

===============================================================================

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

                                     PART I
ITEM 1. BUSINESS.

GENERAL

  Microdyne Corporation ("Microdyne" or "The Company") is engaged in three businesses within its industry segment of data communications products and services:
  - Through its Networking Products Division, the Company designs, manufactures, markets and supports a broad line of data communications hardware products that facilitate inter-computer communications via local area networks (LANs).
  - Through its Aerospace Telemetry Division, Microdyne designs, manufactures, and markets aerospace telemetry receivers, combiners, and signal simulators for use in data gathering and analysis.
  - Through its Manufacturer Support Services Division, Microdyne provides outsourced technical services for computer products companies.

  The following table sets forth revenue from each of Microdyne's operations for fiscal years 1994, 1995 and 1996:


                                                                        Years Ended
                                                         ---------------------------------------------
                                                          Sept. 30,           Oct. 1,        Sept. 29,
                                                             1994              1995            1996
                                                          ---------           -------        ---------
                                                                          (in thousands)
Networking Products.....................                  $  80,281        $ 140,620          $  67,695
Aerospace Telemetry.....................                     12,255           17,358             17,033
Manufacturer Support Services...........                      8,021           12,100             14,427
Industrial Telemetry(1)..................                       738               --                 --
                                                          ---------        ---------          ---------
     Total Revenue...........................             $ 101,295        $ 170,078          $  99,155
                                                          =========        =========          =========


----------
(1)  Industrial Telemetry was sold in December 1993.

NETWORKING PRODUCTS

Overview

  The computer networking industry represents one of the fastest growing segments of the technology industry. Industry growth has been a product of a rising number of personal computers in use within organizations, generational upgrades of computers, standardization of network operating system software, the rising importance of network communications as an organizational productivity tool and the increasing speed and flexibility of networks. According to International Data Corporation ("IDC"), in 1996 there are an estimated 189 million PCs installed in businesses worldwide and 118 million PCs, or 62%, are connected to LANs. By 1999, the installed base of business PCs is projected to rise to 290 million, of which 220 million, or 76%, are expected to be connected to a network.

  Local area networks connect groups of personal computers, file servers, printers and other devices, thereby facilitating communications among those devices. The following is a brief description of the principal components of a
LAN:

  Adapter cards. Most LANs utilize one of two generally accepted networking topologies: Ethernet (approximately 80% of networks, according to IDC) or Token Ring (approximately 20%). Generally, Ethernet LANs transmit data over a network at 10 megabits per second ("Mb" or "Mbps"); Token Ring LANs generally operate at 4 or 16Mbps. A new standard called Fast Ethernet (also called 10/100 Ethernet or 100BaseT) transmits data at 100Mbps. For any PC connected to a network there is a need for a LAN adapter card, which translates data to and from the computer in a format understandable to the network. The adapter card must conform to the LAN topology (Ethernet, Fast Ethernet, or Token Ring), to the internal architecture of the PC (the 16-bit ISA bus or 32-bit PCI and EISA buses), the physical dimensions of the PC (such as the credit-card-sized PCMCIA adapter cards required for laptop computers), and to the physical wiring scheme of the network (there are three commonly used wiring systems, the most popular one of which is called 10BaseT). As such, there are numerous permutations of adapter cards required to meet the needs of network users, and differentiating features that further segment the market. Microdyne designs, manufactures, markets, and sells each of the adapter cards described above.

-------------------------------------------------------------------------------
                                     PAGE 1

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

  Concentrators and hubs. In addition, small groups of networked PCs are linked by devices called concentrators or unmanaged hubs, which control data traffic within a small group of PCs. Concentrators generally do not have on-board microprocessors to provide "intelligence" to the data switching process. Hubs that have such built-in microprocessors are generally called "managed" hubs and can handle more PCs and peripherals at higher data rates. Microdyne markets and sells concentrators and unmanaged hubs.

  File server and printer adapter cards. Hubs and concentrators are, in turn, connected to file servers and printers, each of which also requires a specialized adapter card linking the device to the network. File servers may also have links to redundant storage devices to ensure against loss of data in the event of a catastrophic failure of the file server; such links require specialized adapter cards at each device called mirrored server links. Microdyne designs, manufactures, markets and sells file server adapter cards, and markets and sells print servers and mirrored server link hardware.

  Switches. Beyond a certain size, LANs experience congestion as too many users vie for the available bandwidth of the network. To accomodate the needs of larger organizations, LANs of either the same or different topologies can be connected by switches, which route inter-computer traffic among different LANs. Microdyne markets and sells several configurations of LAN switches connecting Ethernet to Ethernet, Fast Ethernet to Fast Ethernet, and Ethernet to Fast Ethernet.

  Other adapter cards. Minicomputers and mainframe computers may also reside on a LAN and such connections require adapter cards specific to the operating system of each larger computer. Microdyne designs, manufactures, markets and sells minicomputer and mainframe computer adapter cards.

  Other networking products. Contiguous or non-contiguous LANs are connected together via routers, which are devices that provide protocol translation and, literally, "route" data traffic between networks. Microdyne does not offer such products, which are generally considered wide-area-networking devices.

The changing role of networks

  Networks have become an essential element of organizational productivity. Initially, LANs performed simple file and print sharing tasks among a group of PC users. As a result of faster processing capabilities of PCs, inexpensive, more powerful mass storage file and application servers, generally falling hardware prices and faster network speeds, LANs are now used to also deliver critical applications among network users. These new applications include fax origination and delivery, e-mail access, document imaging, storage and manipulation, desktop video conferencing, real-time workgroup use of common images and other CPU-intensive networking activities. As user requirements for the network have increased -- including the need for greater throughput speeds and bandwidth -new bus architectures, network topologies and transmission media have been developed. The resulting upgrade and sale of new PCs, adapter cards and ancillary networking hardware to the installed base have further stimulated market growth.

  The Internet and its graphical adjunct, the World-Wide Web, have contributed to the explosive growth of PCs both in business and at home. At-home users generally connect to the Internet via a modem and a telephone line (a connection scheme which does not utilize any Microdyne products). Computer users within an organization may also access the Internet via a modem and a dedicated telephone line but, more likely, the organization maintains a direct connection to an Internet Service Provider from one or more points on the organization's LAN. In that case, PC users who wish to connect to the Internet or the World Wide Web do so via their LAN, and Microdyne's adapter cards, hubs, and switches become an integral part of the connection process.

  Within the past year, the concept of the intranet has taken hold. An intranet is a collection of interconnected local area networks within an organization, in which a file server is designated as the internal organization's equivalent of a "home page" for employees and others with access to it. Connecting to an intranet is the same as accessing any other file server on a LAN. Microdyne's adapter cards, hubs, and switches are an integral aspect of intranet connectivity.

  LAN usage has expanded from a group of physically proximate users connected by wires to include remote users requiring periodic access to certain computers and file servers. The growth of laptop and notebook PCs, combined with improved modem technology, higher transmission speeds, falling telecommunications costs and growth in online services and the Internet, have fueled demand for remote access to and from networks. Remote access allows users to dial-in to LANs from remote sites and to access external networks (e.g., Compuserve, Lexis/Nexis, the Internet) via their office PC without the requirement of a dedicated telephone line or modem. Remote access requires specialized software and board- or system-

-------------------------------------------------------------------------------
                                     PAGE 2

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

level hardware. Microdyne designs, manufactures, markets and sells board- and system-level remote access hardware.

The networking environment

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

  The Company has established itself as a leading supplier of LAN adapter cards which provide the essential connection between computers (including personal computers, file servers, minicomputers and mainframe computers) and the network. The Company's products support all established computer bus structures, wiring systems and network topologies, including Ethernet, Fast Ethernet and Token Ring. The Company also sells a line of products directed to the remote access market permitting both dial-up access to LANs and LAN access to remote databases. The Company believes that its products provide a combination of reliable, high performance, fully featured solutions at attractive prices.

  To enhance its competitiveness, Microdyne offers a broad mix of networking products that meet both the broad needs of those who build and maintain networks, as well as specialty products that occupy niches within the networking market. Microdyne's product family consists of more than 100 individual products grouped into the principal categories of Fast Ethernet, Ethernet, and Token Ring adapter cards, hubs, and switches; remote access products; wide-area and IBM connectivity products; and minicomputer connectivity. Microdyne also sells Bundled Products consisting of Microdyne hardware packaged with Novell Inc.'s ("Novell") NetWare. The Company leverages Novell's position as the largest supplier of LAN operating system software through a perpetual, exclusive right to distribute certain networking products using Novell trade dress. Microdyne also sells products under the Eagle and EP brands.

Distribution

  Products of the kind sold by Microdyne's Networking Products Division are generally sold in one of three ways: The first is via direct sale to large end-user organizations by bid. Generally, except for sales to the U.S. Government via GSA schedules, Microdyne does not sell to such organizations. The second method is to sell products directly to very large system integrators, which install PCs and networks for clients. Generally, Microdyne does not sell to such system integrators. These two channels of distribution are characterized by intense marketing efforts. The third channel of distribution, described more fully below, is the two-step distribution channel. According to IDC, this channel accounted for more than 75% of all networking products sold in the United States in 1994.

  The two-step distribution process consists of distributors and resellers. Electronics distributors stock products from hundreds of manufacturers. The industry includes several hundred distributors specializing in computer products and these firms serve regional, national or international markets. Microdyne's largest distributors include Ingram Micro Corporation, Southern Electronics Corporation, Tech Data, Inc., Merisel Inc. and C2000 GmbH. The customers of those distributors are, in turn, more than 50,000 worldwide computer products value-added resellers ("VARs") which sell to smaller systems integrators that specify, assemble and install networks for end user customers; and integrators, which install components and systems as a service to customers. The Company believes that selling through distributors carries specific benefits, including limiting the Company's customers to a finite number of generally well-financed entities, limiting the amount of finished-goods inventory which the Company must carry and lessening the need for a direct sales force.

  Microdyne treats sales to distributors outside the United States (or U.S.-based distributors with a majority of their sales in international markets) in a manner substantially similar to U.S.-based accounts. All products are priced to distributors in U.S. dollars, and distributors assume any risk of currency fluctuation.

  Because Microdyne reports revenue based upon sale of products to distributors, which in turn are not the final customers for products, the Company places considerable emphasis on tracking the sale of products from distributors to resellers, VARs, and integrators. The quality of such sales information (called "POS," for Point of Sale data) varies widely among distributors. POS from the largest, U.S.-based distributors is


-------------------------------------------------------------------------------
                                     PAGE 3

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

available weekly and, although subject to revision, is generally accurate. During the past year, Microdyne has invested in creating active programs to obtain and interpret POS data from all distributors in all locations.

Extended Distribution Program; Novell Agreements

  Beginning in 1993, Microdyne broadened its distribution network by adding a second group of distributors for which Microdyne served as a source of both networking hardware products and Novell NetWare network operating system software. Microdyne combined its networking hardware products with appropriate Novell NetWare in one package. The resulting combinations (called "Bundled Products" beginning in 1994) were sold under the Extended Distribution Program. Pursuant to an agreement with Novell, Microdyne sought out distributors that were not otherwise authorized by Novell to sell NetWare and other Novell software products. Distribution terms and discount policies were set by Novell. The Company believed that by participating in the Extended Distribution Program, Microdyne enhanced its position as a supplier of networking hardware products and increased the likelihood that its products would be recommended by these distributors. Sales rose rapidly through the end of 1995, but declined after the first quarter of FY1996 as Novell decreased the discount available to Microdyne for the purchase of NetWare, making the sale of Bundled Products less attractive, and altered its distribution policies and practices.

   In April, 1996, Microdyne obtained the perpetual, exclusive, non-royalty-bearing rights to market a series of hardware products in Novell trade dress, in return for a payment of $6.8 million in cash and notes. The April 1996 agreement superceded an earlier series of agreements between the two companies, signed between 1989 and 1995, under which the Company manufactured and distributed various networking products utilizing Novell licensed technology and trade dress. Those agreements, which required Microdyne to pay a royalty based on sales into distribution, reserved to Novell the right to grant identical rights to other manufacturers and to terminate Microdyne's rights at any time. Microdyne paid $6.4 million of royalties under those earlier agreements in FY1995.

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

  The Company's pull programs are aimed at resellers and end users. These programs take the form of print advertising in computer industry trade publications that reach resellers and corporate information systems managers, direct mail to resellers, trade press publicity about new products and product features, participation in the networking industry's trade shows, promotions designed to increase sales in a specific period, and rebates.

  The Company uses its Novell and Eagle brand names to establish and retain customer loyalty to Microdyne's products. Microdyne believes the Novell name connotes quality and reliability in the minds of customers, and that the Eagle name is well established in the minds of many customers as a reliable, price-competitive brand.

  As part of the Company's acquisition of the IRMAtrac product line, Attachmate assumed certain obligations for the continued sale of those products for a period of five years commencing in 1994. Microdyne is dependent upon Attachmate's efforts for the sale of Token Ring products.

  Microdyne maintains a toll-free telephone technical support center in Alexandria, Virginia and San Jose, California where help is available 12 hours a day, five days a week. Networking products have a lifetime warranty against failure or defective workmanship. Products are replaced upon submission of the failed product together with purchase documentation.

-------------------------------------------------------------------------------
                                     PAGE 4

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

Research and Development

  Research and development activities are carried out at the Company's facility in San Jose, California by a staff of approximately 30 engineers. Research and development expense in fiscal 1996 declined slightly to $3.5 million from $3.8 million in fiscal 1995. Expenditures for research and development in the Networking Products Division was $2.3 million in 1994. Certain software development expenses are capitalized, the amortization of which is included as part of "Amortization of Intangibles" in the Consolidated Statements of Operations.

  The Company focuses its engineering efforts on product cost reduction, extension of existing product lines and enrichment of features on existing products. The Company has historically obtained new technologies or new products primarily through OEM relationships or the purchase of technology as part of larger business acquisitions. Each of the four acquisitions completed between July 1994 and September 1995 contributed specific new products and/or technologies to Microdyne.

Manufacturing and Supply

  Because of variable demand for its products and the availability of low-cost contract production capabilities, Microdyne outsources virtually all of its board-level Networking Products manufacturing to contract manufacturers, which are primarily established, U.S.-based corporations. The Company believes it can maintain a high level of quality while reducing its cost of goods sold below that which the Company would incur if it manufactured products in-house. The Company believes there are a sufficient number of contract manufacturers to ensure adequacy of supply for the foreseeable future. Microdyne has experienced no substantial difficulty purchasing components and raw materials in the open market from multiple suppliers; however, certain integrated circuits are available from a single vendor and can require long lead times to obtain in quantity.

Competition

  The networking products market is very competitive. The Company believes its ability to compete successfully depends on a number of factors, including: price; product features; product quality; performance and reliability; name recognition and reputation; international certification; retention of experienced sales, marketing and service personnel; development of new products and enhancements; and adherence to rapidly changing industry standards.

  Microdyne competes with a number of vendors including 3Com Corporation, Standard Microsystems Corporation and Intel Corporation. Each has significantly greater financial, marketing, technical and other resources as well as the capacity to obtain components at lower cost either by purchasing large quantities of such components or by fabricating such components in-house. These competitors have the financial resources to lower prices in order to increase market share, and may be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion and sale of their products or control the timing of, or respond more effectively to, new product introductions.

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

  Telemetry is the technology of measuring various equipment performance parameters at a distance, and is required when the object under test is moving too quickly or is at too great a distance to use wires. Information may consist of readings from hundreds of sensors recording such things as heat, vibration, stress and operational performance. Each sensor will produce its own data stream which must be transmitted and captured. In telemetry, data is gathered, multiplexed, and transmitted at microwave frequencies, usually

-------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

in a rapid burst form, toward a ground station. There, a highly selective radio receiver gathers the information. In other applications such as weather satellites or space vehicles, the information will consist of data and video transmissions. The U.S. Government operates several hundred ground stations, each of which may have racks of telemetry receivers. Other governments operates dozens of sites.

  Since 1968, Microdyne has manufactured telemetry receivers, sophisticated radio receivers that can accurately tune in and hold the telemetry signals from aircraft and space vehicles. During the past several years, Microdyne has expanded and updated its telemetry product line, including the addition of card-level products that perform essentially the same functions as the Company's traditional rack-mounted devices. While there is and will continue to be a substantial market for stand-alone rack-mounted products, two trends are pushing telemetry receivers toward becoming board-level systems with computer control. First, very powerful personal computers can process telemetry data at rates previously unattainable. Second, telemetry receivers are increasingly being used in mobile environments such as aircraft and on board ships where the receivers' light weight and compactness are an advantage over larger rack mounted devices. The Company's new telemetry products include:

    - A single-card telemetry receiver designed to plug into a VME, VXI or PC bus; and

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

  The Company has long been a supplier of telemetry receivers to system integrators both in the U.S. market and internationally. Since 1989, Microdyne has actively bid on systems contracts in the $500,000 - $15 million range.

  The growth of the Aerospace Telemetry market may be augmented by several factors. First, there is a need to upgrade telemetry systems installed in the 1970s. Second, scientists' desire to take more detailed and more frequent measurement of physical processes, coupled with the ability to process data input more quickly, is leading to requirements for wider bandwidth receivers. And, third, planned launches of low-earth-orbit ("LEO") satellites to facilitate new communications services may spur demand for the installation of many new ground stations, each of which must be equipped with telemetry equipment.

  In addition, the Company has started to address markets beyond its traditional one for telemetry receivers that serve the R&D, test and evaluation, and military markets. These new markets and the products for them include:

  - Antennae. Microdyne has designed, built, and sold prototypes of a low-cost, portable antenna for use by the telemetry community. The antenna enhances the ability to track and obtain data from missiles during the first minutes after launch when the vertical change of the missile taxes the tracking ability of most satellite dishes.

  - New card-level receivers. Microdyne has received requests for proposals from organizations with requirements for lower-cost receivers for use in a variety of applications. One near-term opportunity is for receivers to capture and process data from NASA's "Mission to Planet Earth" satellite series planned for launch in 1997. Ground stations would be encouraged at schools and universities for students to study real-time data from these satellites. Lower-cost board-level Microdyne receivers may be used for such applications.

  While each of the preceding are prospective opportunities, each opens a new, multi-million-dollar market to the Company. However, there can be no assurance that the Company will realize such opportunities.

Marketing and Sales

  Telemetry systems are used in a variety of applications involving missiles, aircraft, satellites and other


-------------------------------------------------------------------------------
                                      PAGE 6

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

space vehicles. The four major user groups include Government testing ranges, aerospace companies engaged in the development and manufacture of missiles and satellites, companies that design and manufacture antennae used in tracking and receiving signals being sent from missiles and satellites and meteorological systems used to gather weather data.

  Microdyne markets its products directly to these user groups through a sales and marketing department located at the Company's Ocala, Florida facility. Because most telemetry products are purchased directly or indirectly with Government funding, much of Microdyne's marketing effort is channeled into establishing and maintaining name and product recognition for the Company with Government agencies and aerospace and defense contractors. Microdyne also undertakes projects combining the Company's telemetry components and subsystems with those of other manufacturers for customers worldwide. To service these customers, Microdyne maintains customer support operations in countries around the world.

  Government agency and Government prime contractor revenue in fiscal 1996 was $9.3 million, or 54.7% of total Aerospace Telemetry revenue, compared to $9.6 million, or 55.3% in 1995. The telemetry industry is dependent upon Government procurement and can be adversely affected by any substantial decreases in direct Government purchases of the Company's products and services, or in indirect purchases of products acquired under Government contract. The Company believes there is growth potential both in domestic and international markets. To address international opportunities, the Aerospace Telemetry Division has established a sales office in London, and also uses international manufacturers' representatives.

Research and Development and Manufacturing

  Expenditures for Aerospace Telemetry research and development totaled $1.5 million, or 8.8% of telemetry revenue in 1996. This compared to $1.4 million, or 8.0% of telemetry revenue in 1995 and $1.2 million, or 9.7% of revenue in 1994. Microdyne maintains a telemetry products manufacturing facility in Ocala, Florida.

Competition

  The Company believes the market for telemetry products has entered a new growth stage after a period of years of stable revenues. Microdyne believes that of telemetry receivers sold for use in research, development, test and evaluation, the Company has the largest market share for such products sold in the world. However, the market for defense electronics is very competitive and marked by a shift toward fewer, but much larger vendors. Microdyne believes that the relative maturity of the overall defense electronics market could attract competition from vendors in related fields of defense electronics that are seeking to expand total corporate sales by leveraging relationships with existing customers to include additional product lines in ancillary fields.

MANUFACTURER SUPPORT SERVICES

Overview

  There has been a growing trend in recent years toward the providing of labor from third-party organizations -- "outsourcing" -- of both technical and non-technical positions in industry. Outsourcing enables an organization to cope with changes in growth, seasonality, and constraints on the number of full-time worked counted as employees. Outsourcing allows an organization to focus its internal and human resources on activities which will creates the highest rate of return. Outsourcing may also lower an organization's cost of doing business. Examples of outsourcing include staffing and operating telephone technical support centers, warranty repair and after-warranty service centers.

  Since 1989, the Company has provided outsourced services to one large electronics manufacturer. The activities performed in behalf of this customer include telephone technical support, component and board repair, warranty administration, and the operation of a large transit warehouse. Microdyne provides its customer with trained personnel, including, as of September 29, 1996, a staff of 271 full-time and 160 part-time employees in the customer's facilities near Los Angeles, California and in Indianapolis, Indiana. The Company's revenue is based on the number of units repaired or refurbished, or, alternately, the number of employees assigned to each aspect of the customer's business, the number of hours worked by those employees and the rate at which Microdyne is paid for such services.

  The Company maintains a contract with its customer which was renewed for a period of five years in March 1996.

-------------------------------------------------------------------------------
                                     PAGE 7

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------


Marketing

  Microdyne believes it has the skills and depth of management to expand its Manufacturer Support Services business. While the Company's primary focus is maintaining and expanding its relationship with its current customer, Microdyne believes it has the resources and qualifications to serve other customers, and is currently exploring ways to capitalize on its expertise. There can be no assurances that the Company will gain new customers through such efforts.

Competition

  The competition for Manufacturer Support Services is both in-house sourcing and other organizations that specialize in outsourcing. Microdyne's customer may, upon notice, sever its contract with the Company and elect to perform these tasks either using its own employees or a third-party support vendor. The Company believes its relationship with its customer is excellent, and is evidenced by the fact that the level of work performed for the customer has expanded significantly during the past two years. Also, for the past three years, the Company's customer has been ranked #1 in customer service in its product area by a respected periodical.

  Microdyne seeks to reduce the risk of being displaced by either in-house staff or another third-party provider by continually recruiting highly skilled staff to meet the customer's growing requirements, by upgrading the work skills of its staff through training, and by providing its staff with a career path to reduce turnover and increase efficiency so as to lower costs to the customer.

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

UNITED STATES GOVERNMENT CONTRACTS

  During fiscal 1996 and 1995, $13.5 million, or 14% and $13.1 million, or 8%, respectively, of Microdyne's total sales were derived from contracts and subcontracts involving the U.S. Government and its agencies. For fiscal 1996 and 1995, U.S. Government sales as a percentage of each activity's sales were as follows:



                                                   Fiscal 1996      Fiscal 1995
                                                   -----------      -----------
       Aerospace Telemetry.................            55%              55%
       Networking Products.................             6%               3%
       Manufacturer Support Services.......             0%               0%


BACKLOG


  Revenue backlog believed to be firm amounted to $5.0 million at September 29, 1996, and $4.8 million at October 1, 1995. Backlog by activity was as follows:



                                                  Fiscal 1996      Fiscal 1995
                                                  -----------      -----------

       Networking Products.................          $1,335,000       $2,170,000
       Aerospace Telemetry.................           3,663,000        2,671,000



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


-------------------------------------------------------------------------------
                                     PAGE 8

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------


EMPLOYEES

  As of September 29, 1996, Microdyne had 574 full-time and 168 part-time employees. None of Microdyne's employees is covered by a collective bargaining agreement. The Company believes its labor relations to be generally good. Employment by operation is as follows:


                                                     September 29, 1996                      October 1, 1995
                                                     ------------------                      ---------------
                                                 Full-time         Part-time          Full-time          Part-time
                                                 ---------         ---------          ---------          ---------
Networking Products...............                 138                  0                182                0
Aerospace Telemetry...............                 152                  0                138                0
Manufacturer Support Services.....                 271                160                252               85
Corporate ........................                  19                  2                 16                0
                                                  ----                ---                ---              ---
     Total........................                 580                162                588               85
                                                  ====               ====                ===              ===

  Networking Products employees are located principally in Alexandria, Virginia and San Jose, California; Aerospace Telemetry employees are located principally in Ocala, Florida; Manufacturer Support Services employees are located at customer-owned facilities near Los Angeles, California and in Indianapolis, Indiana. Corporate employees are located in Alexandria, Virginia.

INDUSTRY SEGMENTS AND OTHER DATA

ITEM 2. PROPERTIES.

  At September 29, 1996, the Company's principal facilities consist of the following:


    Location                    Facility Size         Own/Lease                         Function
----------------               --------------         ---------        ------------------------------------------------
Alexandria, VA                 26,000 sq. ft.         Leased           Headquarters, Networking Products Div. mktg/sales
Ocala, FL                     112,000 sq. ft.         Owned            Aerospace Telemetry Division
San Jose CA                    95,000 sq. ft.         Leased           Networking Products Div. mfg/engrg/warehouse



  A portion of the Ocala facility was financed by and stands as collateral for industrial revenue bonds, of which $254,000 was outstanding at September 29, 1996. The Ocala facility includes 5.5 acres of land. The industrial revenue bond was repaid in October 1996.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not aware of any material legal proceedings against it at this time.

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


                             Fiscal Year Ended October 1, 1995                            Fiscal Year Ended September 29, 1996
                             ---------------------------------                            ------------------------------------
                                       Quarter ended:                                                Quarter ended:
                12/31/94       3/31/95         6/30/95        10/1/95        12/31/95        3/31/96         6/30/96        9/29/96
                --------       --------        --------       --------       --------        --------        --------       --------
High            10.625         15.500          21.625         26.375          31.250         17.750          9.750          7.000
Low              4.500         10.125          13.875         18.875          14.750          5.750          6.375          4.375


  As of October 1, 1996, there were an estimated 951 holders of record of the Common Stock. The Company estimates there are approximately 4,500 shareholders whose shares are held in "street" name. As of October 1, 1996, there were no unregistered sales of the Company's securities.




-------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------


ITEM 6.  SELECTED FINANCIAL DATA.

STATEMENT OF OPERATIONS DATA:

                                                                              Years Ended
                                       -------------------------------------------------------------------------------------------
                                        September 30,       September 30,       September 30,       October 1,       September 29,
                                            1992               1993                1994               1995              1996
                                            ----               ----                ----               ----              ----
                                                                  (in thousands, except per share data)
Revenue                                     $72,693           $78,174           $ 101,294          $ 170,078          $  99,155
Cost of goods sold                           41,035            52,525              73,259            117,308             71,819
                                             ------            ------             -------            -------           --------
Gross profit                                 31,658            25,649              28,035             52,770             27,336
Operating expenses:
Selling, general and administrative          23,710            18,032              16,650             23,629             23,372
Research and development                      3,886             4,172               3,282              4,707              4,167
Amortization of intangibles                      --                --                 304              1,233              2,587
Restructuring charges                         8,503             3,462                  --                 --                 --
                                              -----             -----              ------             ------             ------
Total operating expenses                     36,099            25,666              20,236             29,566             30,126
                                             ------            ------              ------             ------             ------
Earnings (loss) from operations              (4,441)              (17)              7,799             23,204             (2,790)
Other income (expense)                         (176)             (468)               (499)            (2,804)            (2,161)
                                              -----            ------              ------            -------             ------
Earnings (loss) before income taxes          (4,617)             (485)              7,300             20,400             (4,951)
Provision (benefit) for income taxes         (2,461)             (252)              2,701              7,806             (2,007)
                                             -------            ------             ------             ------             ------
Net earnings before cumulative effect
 of accounting change                        (2,156)             (233)              4,599             12,594             (2,944)
Cumulative effect of accounting change.          --             1,744                  --                 --                 --
                                            -------           -------              ------             ------             ------
Net earnings (loss)                         $(2,156)          $ 1,511           $   4,599         $   12,594          $  (2,944)
                                            =======           =======           =========         ==========          =========
Net earnings (loss) per share               $ (0.15)          $  0.10           $    0.35         $     0.96          $    (.23)
                                            =======           =======           =========         ==========          =========
Shares used in computing net earnings
  (loss) per share                           14,592            14,428              13,088             13,096             12,811
                                             ======            ======              ======             ======             ======


BALANCE SHEET DATA

                                         September 30,     September 30,      September 30,         October 1,     September 29,
                                             1992               1993              1994                1995               1996
                                             ----               ----              ----                ----               ----
Cash, cash equivalents, and
  short-term investments                   $  1,602          $  2,135          $  2,628            $  4,587          $  1,791
Working capital                              17,711            19,965            22,744              40,572            28,676
Total assets                                 45,226            48,174            55,840             110,382            79,994
Long-term obligations                           425               817            11,675              16,999            11,071
Total stockholders' equity                   24,119            26,094            18,290              39,488            36,524



-------------------------------------------------------------------------------
                                     PAGE 10

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Microdyne's fiscal 1996 results were affected by several events in the Company's Networking Products Division which overshadowed the excellent performance of the Company's Aerospace Telemetry and Manufacturer Support Services divisions. These events included an excess of distribution channel inventory resulting from an over-estimation of end-user demand for Microdyne's networking products during 1995, and the adverse effect of changes in Novell, Inc.'s ("Novell") distribution policies.

- Beginning in the first quarter of 1996 and continuing throughout the year, Microdyne sold less product to distributors than those same distributors sold to end user customers. The $52.7 million of Networking Products hardware shipped in 1996 was substantially less than the Company believes was sold to end user customers in the same period, based on sales reports supplied to the Company by distributors.

- In late 1995 Novell initiated changes in the net effective discount on NetWare available to Microdyne, which made the sale of NetWare network operating system software bundled with Microdyne hardware products ("Bundled Products") less financially attractive to Microdyne in 1996. Fiscal 1995 sales also included non-recurring demand for NetWare upgrades, the sale of which was curtailed in December 1995. As a result, Microdyne's sales of Bundled Products declined from 1995 to 1996, from $51.5 million to $15.7 million, with $10.3 million of such sales occurring in the first quarter.

- The aerospace telemetry market in which Microdyne competes is in the midst of a growth cycle. This growth is due to the launching or planned launch of a new generation of satellites, a desire for more data from vehicles being tested via telemetry coupled with increased ability to process and evaluate such data, and an expansion of educational and international opportunities. Microdyne has developed and is marketing products to serve these audiences.

- The outsourcing industry, of which the Company's Manufacturer Support Services division is a part, is experiencing rapid growth. Such growth is a result of organizations' desire to control costs, constrain headcount, and generally focus human and financial resources on activities that will produce higher rates of return. Microdyne believes its core competency in this field can serve as a template for becoming a provider of high-quality outsourced services to other customers, though it can provide no assurances of success.

         The above discussion contains forward-looking statements that involve risks and uncertainties. In addition, certain other factors could cause actual results to differ materially from management's expectations. The following risk factors apply to Microdyne's businesses in fiscal 1997 and beyond:

         The networking products industry is one of continuing evolution. While the LAN adapter card segment is comparatively technologically stable, network speeds are increasing. In 1996, LAN adapter card manufacturers agreed on a standard for 100 megabit per second, or "Fast" Ethernet. By mid-year, industry reports showed that Fast Ethernet sales accounted for more than 15% of total LAN adapter card demand. Fast Ethernet adapter card prices, which began the year at a 50% premium to the traditional 10Mbps Ethernet cards, closed to within a 20% pemium by year-end. While Microdyne believes it has a defensible market share of the 10Mbps adapter card market, there can be no assurances that the Company's Fast Ethernet products will be adopted by users, or that Microdyne will be accorded a similar share of the market.

         For Microdyne to effectively compete in the LAN adapter card industry, it must match both the price and the features of cards offered by its competitors. Microdyne believes that, at present, its product prices and features compare favorably to those of the industry leader. However, Microdyne believes the coming year will be one of rapid change, with probable decreases in prices for both 10Mbps and Fast Ethernet products. Should prices decline faster than Microdyne's ability to reduce manufacturing costs, gross margins will be adversely affected.

         Microdyne competes against companies far larger than itself, which offer broader families of networking products, which have substantially greater marketing resources, and which can call directly on the resellers and end users. The Company believes the cumulative effect of such competition has the potential to erode Microdyne's sales over time.

         Microdyne's Networking Products revenue does not always accurately reflect underlying end-user demand for its products. Determining the appropriate stocking level for products requires that the Company rely on periodic Point of Sale ("POS") reports from distributors to assess end-user demand. The reliability and timeliness of POS information from distributors is not uniform. The Company endeavors to pro-actively obtain the most reliable reports of sales out of distribution but, even so, results may be unreliable for reasons beyond the control of the Company. POS data can only reflect past demand for current products; not future demand for new or existing products. Ultimately, the Company must use its best judgement as to what represents adequate distributor stocks.

         Microdyne believes the use of Novell trade dress (including the Novell name) on certain of its networking products benefits the Company and accords it a certain level of continuing demand. In April 1996, Microdyne acquired the perpetual, exclusive, non-royalty-bearing rights to market more than 30 products in Novell trade dress, for which Microdyne paid $6.8 million. The marketplace's perception of Novell's product quality and longevity directly affects the value of the Novell name on Microdyne's products. This value may be diminished by erosion of Novell's share of the network operating system market.


-------------------------------------------------------------------------------
                                     PAGE 11

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

         The Company's Networking Products Division continues to depend upon Novell for certain technology and marketing rights. Changes in Novell policies, channels of distribution, or corporate direction could adversely affect the Division by impairing the value of its assets or limiting its access to products and technology.

         Microdyne's Networking Products Division has historically operated with limited backlog because its products are shipped shortly after orders are received, and frequently realizes a substantial portion of its net revenues in the last month of the quarter. As a result, revenue in any quarterly period is substantially dependent on orders booked and shipped in the last month of that period. Delays in receipt of end-of-quarter orders in a given quarter may adversely affect the Company's results of operations for that quarter, as the Company's expense levels are based primarily on full-quarter revenue estimates and only a small portion of the Company's operating expenses vary with its revenue. Accordingly, the Company may be subject to significant and unanticipated quarter-to-quarter fluctuations.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected information from the Company's Consolidated Statements of Operations, expressed as a percentage of revenue:


                                                                                 Years Ended
                                                                      -----------------------------------
                                                                      Sept. 30,      Oct. 1,     Sept. 29,
                                                                        1994          1995         1996
                                                                      --------       -------     --------
         Revenue                                                     100.0%            100.0%        100.0%
         Cost of goods sold                                           72.3              69.0          72.4
                                                                     -----             -----         -----
         Gross profit                                                 27.7              31.0          27.6
         Operating expenses:
              Selling, general and administrative                     16.4              13.8          23.6
              Research and development                                 3.3               2.8           4.2
              Amortization of intangibles                              0.3               0.7           2.6
                                                                     -----             -----         -----
                   Total operating expenses                           20.0              17.3          30.4
                                                                     -----             -----         -----
         Earnings (loss) from operations                               7.7              13.7          (2.8)
         Other income (expense)                                       (0.5)             (1.6)         (2.2)
                                                                     -----             -----         -----
         Earnings (loss) before income taxes                           7.2              12.1          (5.0)
         Provision (benefit) for income taxes                          2.7               4.6          (2.0)
                                                                     -----             -----         -----
         Net earnings (loss)                                           4.5%              7.4%         (3.0)%
                                                                     =====             =====         =====


FISCAL YEARS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995

Revenue. Revenue for fiscal 1996 decreased to $99.2 million from $170.1 million in fiscal 1995, a decrease of 41.8%. This decrease was a result of lower sales at the Company's Networking Products division.

         As a result of lower networking hardware sales and higher revenue from professional service sources, Microdyne now reports revenue derived from products and revenue derived from services separately. Service revenue accounted for 15.0% of fiscal 1996 revenue compared to 7.4% in fiscal 1995.

         Networking Products revenue decreased to $68.4 million in 1995 from $141.3 million in 1994, a decrease of 51.6%. The decrease reflects lower sales of Bundled Products, which declined from $51.5 million to $15.7 million for the reasons outlined in the "Overview" above. Sales of networking hardware products declined from $89.8 million to $52.7 million. The preponderance of this decrease was due to the Company's decision to re-balance channel inventory held by distributors.

         The Company shipped less product in each of its principal sales categories: PC Connectivity products (including Ethernet and Token Ring adapter cards), and Minicomputer and Mainframe Connectivity products. Within the PC Connectivity products, Microdyne saw an increase in demand for Fast Ethernet adapter cards, which the Company believes will gradually replace 10Mbps technology. Fast Ethernet products accounted for 23.8% of shipments in the fourth quarter of fiscal 1996.

         The Company also saw increases in two distribution segments in 1996: sales to other adapter card providers of Microdyne's 100Mbps ISA-bus adapter, and sales to U.S. Government ("Government") agencies. Microdyne sells its Fast Ethernet ISA-bus product to three companies on an OEM basis, and its products are now included on 11 Government contracts, up from six in 1995.

         Microdyne believes there was an absolute decline in demand for Minicomputer and Mainframe


-------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

Connectivity products in 1996, reflecting the industry's evolution away from such computing solutions.

         Aerospace Telemetry revenue was relatively stable at $17.0 million in 1996 versus $17.4 million in 1995, largely as a result of continued demand for the Company's telemetry products. Manufacturer Support Services revenue increased to $14.4 million from $12.1 million in fiscal 1995, reflecting continued growth in support activities for this division's customer.

         Gross Profit. Gross profit decreased to $27.3 million in 1996 from $52.8 million in 1995, and as a percentage of revenue decreased to 27.6% from 31.0%. The decrease in dollars reflects lower sales versus fiscal 1995. The percentage decrease in gross margin is attributable to lower gross margins in the Company's Networking Products activity, which was affected by lower absorption of manufacturing overhead over a small sales base and acceleration of certain expenses offset partially by lower sales of low-gross-margin Bundled Products and decreased royalty payments in the fourth quarter. Gross profit was relative unchanged at the Aerospace Telemetry and Manufacturer Support Services divisions.

         Selling, General and Administrative. Selling, general and administrative expense was relatively stable at $23.4 million in 1996 versus $23.6 million in 1995, but increased as a percentage of revenue to 23.6% from 13.9%. The increase as a percentage of sales was due principally to the Company's inability to shed committed costs in the first half of the year at the Networking Products division. By the fourth quarter, annualized SG&A expense had fallen to $21.8 million. Amortization of product line acquisition costs rose to $2.6 million in 1996 from $1.2 million in 1995, due principally to the purchase of National Semiconductor's Ethernet adapter card product line in September 1995 and the acquisition in April 1996 of perpetual rights to market certain Novell-developed technology and the use of Novell trade dress on certain products.

         Research and Development. Research and development expense decreased to $4.2 million in 1996 from $4.7 million in 1995 but increased as a percentage of revenue to 4.2% from 2.8%. The percentage increase is due principally to relatively stable R&D costs at the Company's Networking Products division spread over a lower sales base.

         Other Income (Expense). Other expense in both 1996 and 1995 includes interest expense associated with outstanding borrowings against the Company's line of credit. The higher interest expense in 1996 was due to larger outstanding borrowings caused by acquisitions and reduction of trade payables.

         Provision for Income Taxes. The Company accrued a benefit from income taxes of $2.0 million in 1996 versus a provision for income taxes of $7.8 million in 1995. The benefit was due to the Company's net loss for the year.

FISCAL YEARS ENDED OCTOBER 1, 1995 AND SEPTEMBER 30, 1994
Revenue. Revenue for fiscal 1995 increased to $170.1 million from $101.3 million in fiscal 1994, an increase of 67.9%. This increase was a result of internal growth in each of the Company's three operations and Networking Products acquisitions.

         Networking Products revenue increased to $141.3 million in 1995 from $80.5 million in 1994, an increase of 75.5%. The growth reflects acquisitions by Microdyne, the continued growth of the LAN products industry and the Company's increased market share. PC Connectivity products, which include the Company's Ethernet and Token Ring adapter cards, increased to $76.5 million in 1995 from $31.6 million in 1994, an increase of 142.0%. The increase reflects recent acquisitions, particularly the Eagle acquisition in January 1995. Total Ethernet revenue increased to $60.6 million in 1995 from $27.3 million in 1994. Token Ring revenue increased to $15.9 million in 1995 from $4.4 million in 1994. Revenue from sales of Microdyne hardware bundled with Novell software ("Bundled Products") increased to $51.5 million in 1995 from $28.8 million in 1994. Reflecting industry trends, Minicomputer Connectivity and Mainframe Connectivity product revenue declined $4.1 million in 1995 from 1994.

         Aerospace Telemetry revenue increased to $17.4 million in 1995 from $12.3 million in 1994, largely as a result of demand for the Company's new telemetry products and Government contracts received late in 1994. Manufacturer Support Services revenue increased to $12.1 million from $8.0 million in fiscal 1994, reflecting continued growth in support activities for the Company's customer. The Industrial Telemetry operations, which contributed $738,000 in 1994, was sold in December 1993.

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



-------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

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

         External financing has been primarily provided through bank borrowings. As of September 29, 1996, the Company has $17.5 million of bank debt, consisting of a $3.1 million term note which is repaid in monthly payments and scheduled to be fully satisfied in May 1997; and $14.4 million in outstanding borrowings under a revolving line of credit facility (see Note G to the Notes to the Consolidated Financial Statements). On September 29, 1996, the Company had $1.8 million of cash and $3.1 million available for borrowing under its revolving credit facility. The Company is required to repay its bank borrowings on a schedule which will result in the extinguishment of all current bank debt prior to December 31, 1997. The Company believes that based on its current forecast of cash generation it will meet that schedule.

         In April 1996, the Company utilized cash and notes to purchase from Novell the exclusive, royalty-free perpetual right to market certain hardware and related technology which were previously sold by the Company under license from Novell, and to convert certain accounts payable. As of September 29, 1996, notes payable due Novell totaled $7.9 million, of which $2.5 million has been classified as as short-term obligation and $5.4 million as long-term obligations on the September 29, 1996 Balance Sheet.

         During fiscal 1996, net cash used by operating activities was $0.9 million, primarily due to a net loss. Decreases in accounts receivable and inventories were mostly offset by decreases in accounts payable and accrued expenses. The decreases in accounts receivable and accounts payable reflect the Company's reduced level of business. Cash used from investing activities was $1.4 million, most of which reflected the Novell acquisition. Capital expenditures were minimal and the Company has no material commitments for future capital expenditures. Cash used in financing activities was $0.4 million representing payments on notes largely offset by additional borrowings.

         The Company believes its available cash, funds generated from operations, and funds available under its credit facilities should be sufficient to finance its continuing operations in fiscal 1997. The Company may from time to time consider the acquisition of businesses, products, or technologies that may require additional funds.

INFLATION

         For the past three years, inflation has not had a significant impact on the Company's operations.



-------------------------------------------------------------------------------
                                     PAGE 14

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                             MICRODYNE CORPORATION
                FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED
          SEPTEMBER 30, 1994, OCTOBER 1, 1995, AND SEPTEMBER 29, 1996

                                                            TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----
                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                        16


                  CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS                                                      17

                           CONSOLIDATED STATEMENTS OF OPERATIONS                                            18

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                                  19

                           CONSOLIDATED STATEMENTS OF CASH FLOWS                                            20

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                     21-31



-------------------------------------------------------------------------------
                                     PAGE 15

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------





              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Microdyne Corporation


We have audited the accompanying consolidated balance sheets of Microdyne Corporation (the Corporation) as of September 29, 1996 and October 1, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 29, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Microdyne Corporation as of September, 29, 1996 and October 1, 1995, and results of its operations and its cash flows for each of the three years in the period ended September 29, 1996 in conformity with generally accepted accounting principles.


                                               GRANT THORNTON LLP



Washington, D.C.
October 30, 1996



-------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

                              MICRODYNE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                October 1,        September 29,
                                                                  1995                1996
                                                                --------             -------
                                                                        (in thousands)
ASSETS
CURRENT ASSETS
    Cash                                                        $  4,587             $ 1,791
       Accounts receivable, net (note C).......................   59,681              30,954
       Inventories (notes A2 and D)...........................    25,917              24,100
       Loan receivable -- officers (note K)....................      193                  --
       Income tax receivable (note H)..........................    1,306               1,946
       Prepaid expenses and deposits..........................     1,240               1,231
       Deferred income tax asset (note H).....................     1,243               1,053
                                                                --------             -------
          Total current assets.................................   94,167              61,075

PROPERTY AND EQUIPMENT, net (notes A3 and E)...................    4,749               3,746
PRODUCT LINE ACQUISITION COST (note B).........................   10,333              14,417
DEFERRED INCOME TAX BENEFIT (Note H)                                  --                 113
OTHER ASSETS (note A4).........................................    1,133                 643
                                                                --------             -------
                                                                $110,382             $79,994
                                                                ========             =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Current maturities of long-term obligations (note G)..... $  5,483             $15,719
      Accounts payable -- trade................................   26,509               9,365
      Accrued liabilities (note F).............................   21,603               7,315
                                                                --------             -------
          Total current liabilities............................   53,595              32,399

LONG-TERM OBLIGATIONS, net of current maturities (note G)......   16,999              11,071
DEFERRED INCOME TAX PAYABLE (note H)...........................      300                  --
COMMITMENTS AND CONTINGENCIES (note I).........................       --                  --
STOCKHOLDERS' EQUITY (note J)
     Common stock, $.10 par value, authorized 50,000,000,
        shares 12,789,666 shares, issued and outstanding at
        October 1, 1995 and 12,832,203 shares issued and
        outstanding at September 29, 1996......................    1,279               1,283
     Additional paid-in capital................................   10,040              10,016
     Retained earnings.........................................   28,169              25,225
                                                                --------             -------
          Total Stockholders' Equity...........................   39,488              36,524
                                                                --------             -------
                                                                $110,382             $79,994
                                                                ========             =======

The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

                              MICRODYNE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year ended

                                                   September 30,     October 1,      September 29,
                                                       1994             1995               1996
                                                   -------------     ----------      -------------
Revenue
   Product (note A1)..............................   $  93,403        $  157,427        $   84,298
   Service (note A1)..............................       8,891            12,651            14,857
                                                     ---------        ----------        ----------
Total revenue                                          101,294           170,078            99,155

Cost of goods sold and service provided

   Product ........................................     67,593           109,021            61,729
   Service ........................................      5,666             8,287            10,090
                                                     ---------        ----------        ----------
Total cost of products sold and service provided        73,259           117,308            71,819
                                                     ---------        ----------        ----------

     Gross profit..................................     28,035            52,770            27,336

Operating expenses:
     Selling, general and administrative expense...     16,650            23,629            23,372
     Research and development......................      3,282             4,704             4,167
     Amortization of intangibles...................        304             1,233             2,587
                                                     ---------        ----------        ----------
          Total operating expenses.................     20,236            29,566            30,126
                                                     ---------        ----------        ----------

Earnings (loss) from operations....................      7,799            23,204            (2,790)

Other (expense) income
     Interest expense..............................       (554)           (1,820)           (2,113)
     Other.........................................         55              (984)              (48)
                                                     ---------        ----------        ----------
          Earnings (loss) before income taxes......      7,300            20,400            (4,951)

Provision (benefit) for income taxes (note H)
     Current.......................................        644             7,410            (1,783)
     Deferred......................................      2,057               396              (224)
                                                     ---------        ----------        ----------
                                                         2,701             7,806            (2,007)
                                                     ---------        ----------        ----------

         NET EARNINGS (LOSS).......................  $   4,599         $  12,594         $  (2,944)
                                                     =========        ==========        ==========

Earnings (loss) per share..........................  $    0.35         $    0.96         $   (0.23)
                                                     =========        ==========        ==========

Weighted average shares outstanding (note A5)......     13,088            13,096            12,811
                                                     =========        ==========        ==========

The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

                              MICRODYNE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

     Years ended September 30, 1994, October 1, 1995, and September 29, 1996

                                                                            Common Stock
                                                                    ---------------------------        Additional
                                                                    Number of                            paid-in           Retained
                                                                     shares           Par Value          capital           earnings
                                                                     ---------       ----------        -----------       ----------
                                                                                             (in thousands)
Balance, September 30, 1993 ................................           14,046          $  1,405          $ 13,713          $ 10,976
Issuance of stock associated with
    stock options ..........................................               50                 5               256                --
Issuance of stock associated with                                          10                 1                39                --
    stock purchase plan ....................................
Unrealized loss on marketable
    equity security ........................................               --                --               (33)               --
Purchase and cancellation of common stock ..................           (2,291)             (230)          (12,441)               --
Net earnings ...............................................               --                --                --             4,599
                                                                     --------          --------          --------          --------
Balance, September 30, 1994 ................................           11,815          $  1,181          $  1,534          $ 15,575
Issuance of stock associated with
    stock options ..........................................              965                97             3,526                --
Issuance of stock associated with
    stock purchase plan ....................................               10                 1               112                --
Tax benefit from option exercises ..........................               --                --             4,868                --
Net earnings                                                               --                --                --            12,594
                                                                     --------          --------          --------          --------
Balance, October 1, 1995 ...................................           12,790          $  1,279          $ 10,040          $ 28,169
Issuance of stock associated with
    stock options ..........................................               20                 2                71                --
Issuance of stock associated with
    stock purchase plan ....................................               22                 2               163                --
Adjustment to tax benefit from
    option exercises .......................................               --                --              (258)               --
Net loss ...................................................               --                --                --            (2,944)
                                                                     --------          --------          --------          --------
Balance, September 29, 1996 ................................           12,832          $  1,283          $ 10,016          $ 25,225
                                                                     ========          ========          ========          ========


The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

                              MICRODYNE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        YEAR ENDED
                                                                                    September 30,        October 1,    September 29,
                                                                                         1994               1995             1996
                                                                                        -------        --------------       ------
                                                                                                       (in thousands)
Increase (Decrease) in Cash
Cash flows from operating activities
   Net earnings (loss) .......................................................         $  4,599          $ 12,594          $ (2,994)
   Adjustments to reconcile net earnings to net cash from
     operating activities, exclusive of effect of acquisitions
     and dispositions:
        Depreciation and amortization ........................................            1,771             2,094             3,293
        Provision for doubtful accounts receivable and
          inventory obsolescence .............................................            1,315             1,734               442
        Changes in assets and liabilities:
           (Increase) decrease in accounts receivable ........................          (10,939)          (30,703)           29,340
           Decrease (increase) in inventories ................................            3,585            (3,865)            1,429
           (Increase) decrease in prepaid expenses ...........................             (557)              159                10
           Decrease in other assets ..........................................              198               392               491
           Decrease (increase) in income tax receivable ......................            3,091            (1,167)             (640)
           Decrease in deferred taxes ........................................            2,057               456                76
           Increase (decrease) in accounts payable and
            other accruals ...................................................            6,883            26,051           (32,399)
                                                                                       --------          --------          --------
           Net cash provided by operating activities .........................           12,003             7,745              (902)
Cash flows from investing activities
   Product line acquisitions .................................................           (4,750)          (20,862)           (1,163)
   Additions to property and equipment .......................................             (826)             (887)             (478)
   Cash from sale of subsidiary ..............................................            1,000                --                --
   (Loans to) payments from stockholder/officer ..............................              103              (165)              193
                                                                                       --------          --------          --------
           Net cash used in investing activities .............................           (4,473)          (21,914)           (1,448)
Cash flows from financing activities
   Borrowings on (payment on) bank debt ......................................            5,333             7,981            (2,382)
   Issuance of note payable ..................................................               --                --             3,035
   Payments on notes payable .................................................               --                --            (1,079)
   Issuance of common stock ..................................................              300             3,279               238
   Redemption of common stock ................................................          (12,670)               --                --
   Tax benefit adjustment associated with exercise
       of stock options ......................................................               --             4,868              (258)
                                                                                       --------          --------          --------
           Net cash provided by (used in) financing activities ...............           (7,037)           16,128              (446)
                                                                                       --------          --------          --------
           Net increase (decrease) in cash ...................................              493             1,959            (2,796)
Cash at beginning of year ....................................................            2,135             2,628             4,587
                                                                                       --------          --------          --------
Cash at end of year ..........................................................         $  2,628          $  4,587          $  1,791
                                                                                       ========          ========          --------


The accompanying notes are an integral part of these financial statements.


-------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------


                              MICRODYNE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           September 30, 1994, October 1, 1995, and September 29, 1996

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.    NATURE OF OPERATIONS

      Microdyne Corporation is comprised of three divisions. Its Networking Products division develops, manufactures, and markets a broad line of network connectivity products. Its Aerospace Telemetry division manufactures and sells aerospace telemetry receivers and ancillary devices, and provides systems integration services. Its Manufacturer Support Services division provides outsourced services including telephone technical support and warranty and product repair.

2.    PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include Microdyne Corporation, Microdyne Ltd., and Microdyne U.K. All significant intercompany amounts have been eliminated in consolidation.

3.    REVENUE RECOGNITION

      Revenue from the sale of computer hardware, peripheral equipment and computer networking products, including software, is recognized when the products are shipped. Service revenue is recognized as service is provided. Revenue from the manufacture of aerospace telemetry products and systems is recognized using the percentage-of-completion method where progress is measured based on costs incurred to date as compared to total expected costs. Estimated losses on aerospace telemetry contracts, if any, are recognized when they are identified.

      The Company provides terms of net 30 days for most products its sells. On certain products, these terms may be extended at the discretion of management.

      The Company's agreements with distributors allow defective products to be returned for credit. Distributor terms also permit stock rotation of products, a standard practice in the electronics industry. The Company from time to time sells products on a non-cancellation, no-return basis. In such cases, pricing will reflect the non-cancellable nature of the order. Distributor agreements also provide distributors with protection against price decreases applicable to products in distributors' inventories at the time of the decrease. Provision has been made in the accompanying financial statements for the estimated liability associated with defective product returns, stock rotations, and price decreases.

      The Company's business activity is geographically diverse, with sales within the United States as well as in foreign countries. The Company's exposure to credit risk associated with nonperformance of these customers in fulfilling its contractual commitment is limited to the contractual amount of the receivable.

      Generally, in its Networking Products business, the Company must manufacture products in advance of orders from distributors and must, therefore, estimate demand as accurately as possible. Distributors provide certain information regarding their levels of sales to value-added resellers and other customers, called Point of Sale ("POS") data, but such POS information cannot be assured to be either timely or accurate. In addition, distributors maintain target stocking levels of products, and such targeted levels may change without notice, which could decrease the Company's revenue in a given period. Moreover, distributors characteristically sell products at a small mark-up to the price from which they are obtained from manufacturers, and terms of sale may influence a distributor's decision to carry certain products. Based on inadequate POS and end user information, unanticipated distributor targeted stocking levels, unanticipated price competition, or otherwise, the Company may be unable to estimate production requirements of its distributors and future sales levels generally, the Company's revenue may fluctuate due to production in excess of demand. Moreover, the inability of the Company to timely market excess inventory, if any, on economically viable terms could have a material adverse effect on the Company. Conversely, if the Company's production is insufficient to satisfy demand, the Company could be adversely affected.

4.    INVENTORIES

Inventories are stated at the lower of cost or market. Inventories are standard-cost based, with such standards reviewed periodically against purchase prices and adjusted as appropriate.



-------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - CONTINUED

5.    PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated or amortized using the straight-line method over the following estimated useful lives:


                  Machinery and equipment                                             3-10 years
                  Buildings                                                             20 years
                  Furniture and fixtures                                             3 - 5 years
                  Automobiles                                                          3-5 years
                  Leasehold improvements               Shorter of term of lease or life of asset

6.    CAPITALIZED SOFTWARE COSTS

      Included in other assets as of September 29, 1996 is $433,000 in net capitalized software costs. The Company's policy is to expense the costs incurred prior to establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including anticipated future gross revenue, estimated economic life and changes in technologies. Development costs beyond the point of technological feasibility are capitalized. Amortization, which begins when the product is available for general release, occurs over the estimated economic life which is typically between one and two years. Amortization expense associated with capitalized software costs for the years ended September, 30, 1994, October 1, 1995, and September 29, 1996 was $473,000, $494,000 and $775,000, respectively.

7.    EARNINGS PER SHARE

      Earnings per common and common equivalent share is computed by dividing the earnings or loss by the weighted average number of common and common equivalent shares outstanding during the respective years.

      The weighted average number of shares outstanding with the number of shares used in the computation of earnings per share is as follows (in thousands):

                                                                       1994           1995            1996
                                                                       ----           ----            ----
Common shares                                                        12,715         12,224          12,811
Common equivalent shares from stock options, when
dilutive                                                                373            872              --
                                                                    -------        -------          ------
                                                                     13,088         13,096          12,811

8.     FISCAL YEAR

         During fiscal year 1995, the Company changed its fiscal year from September 30 each year to a 52 or 53 week year ending on the Sunday nearest the last day of September in each year. Therefore, fiscal years 1995 and 1996 ended on October 1, 1995 and September 29, 1996, respectively, whereas fiscal year 1994 was under the fiscal calendar which ended on September 30. 1994. All references to years relate to fiscal years rather than calendar years.

9. USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

10.     CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

11.     RECLASSIFICATIONS

         Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform to the 1996 presentation.


-------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

NOTE B - ACQUISITIONS AND DISPOSITIONS

         In April 1996, the Company purchased from Novell the exclusive royalty-free perpetual rights to market certain hardware products and related technology for $6.8 million in cash and notes. See Notes G and I4. The amortization period for the purchased intangibles, based on management's estimate of the useful life of the acquired rights, is seven years. The Company had previously licensed the rights to sell and market such products under various license agreements.

         In September 1995, the Company acquired the Ethernet product line from National Semiconductor ("National"). This acquisition included certain intangibles of $1.8 million and National's 10Mb and 10/100Mb Ethernet adapter card inventory of approximately $3.5 million. The amortization period for the intangibles, based on management's estimate of the useful life of the acquired technology, is seven years.

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

         The Company also acquired certain product lines, inventory, fixed assets and intellectual property from Gateway Communications, Inc. for two million dollars in a purchase transaction initiated in June 1994 and completed in September 1994.

         In July 1994, Digital Communications Associates (DCA) sold to the Company certain fixed assets, property, rights, and inventory related to DCA's Token Ring product line. The purchase price was approximately seven million dollars, representing the net book value of the assets sold and guaranteed minimum royalties of three million dollars. This minimum royalty commitment covers five years and the long-term portion is presented as both a product line acquisition cost and a long-term obligation in the consolidated balance sheets. Such deferred minimum royalties will be amortized over five years as payments are made.

         In December 1993, the Company sold the net assets and operations of Wireless Data Corporation, a subsidiary which manufactured industrial telemetry products, for one million dollars in cash and a $300,000 note which was subsequently paid.

         On an ongoing basis, management reviews the valuation and amortization of product line acquisition cost to determine possible impairment. The recoverability of product line acquisition cost is assessed by determining whether the amortization of such cost over its remaining life can be recovered through projected undiscounted future cash flows.

NOTE C  - ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following:

                                                                         As of                    As of
                                                                    October 1, 1995         September 29, 1996
                                                                    ---------------         ------------------
                                                                                 (in thousands)
Commercial
Billed                                                                  $ 53,915                $ 25,620
Unbilled                                                                   2,618                   3,362
                                                                        --------                --------
                                                                          56,533                  28,982
U.S. Government
Billed                                                                     3,774                     591
Unbilled                                                                   1,064                   2,475
                                                                        --------                --------
                                                                           4,838                   3,066
Other                                                                         89                      28
                                                                        --------                --------
                                                                          61,460                  32,076
Allowance for doubtful accounts and other reserves                        (1,779)                 (1,122)
                                                                        --------                --------
                                                                        $ 59,681                $ 30,954
                                                                        ========                ========



-------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

NOTE C  - ACCOUNTS RECEIVABLE - CONTINUED

         Following is a table depicting the activity in the Company's allowance for doubtful accounts and other related receivables reserves for the years ended:

                                September 30,       October 1,      September 29,
                                    1994               1995             1996
                                    ----               ----             ----
                                                (in thousands)
Beginning balance                 $   362            $   923         $ 1,779
Provision charged to operations       954              1,271              50
Amounts written off                  (393)              (415)           (707)
                                  -------            -------          ------
Ending balance                    $   923            $ 1,779         $ 1,122
                                  =======            =======          ======


Certain amounts of returns and other charges have been recorded directly to the statements of operations and are not reflected in the above table.

NOTE D - INVENTORIES

Inventories are comprised of the following:

                                  As of                   As of
                             October 1,1995        September 29,1996
                             --------------        -----------------
                                         (in thousands)
Raw materials                    $  6,122            $  5,945
Work-in-process                     1,145               2,788
Finished goods                     20,449              17,139
                                 --------            --------
                                   27,716              25,872
Less reserves for obsolescence     (1,799)             (1,772)
                                 --------            --------
                                   25,917              24,100
                                 ========            ========



The following is a table depicting the activity in the Company's reserve for obsolescence for the years ended:

                                           September 30,           October 1,          September 29,
                                                1994                  1995                  1996
                                                ----                  ----                  ----
                                                                (in thousands)
Beginning balance                             $   796              $ 2,005                $ 1,799
Increase in reserves
   Provision charged to operations                321                  463                    388
   Established upon acquisitions                1,185                1,090                     --
   Amounts written off to reserves               (297)              (1,759)                  (415)
                                              -------              -------                -------
Ending balance                                $ 2,005              $ 1,799                $ 1,772
                                              =======              =======                =======


NOTE E - PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

                                               As of                   As of
                                         October 1,1995        September 29,1996
                                         --------------        -----------------
                                                    (in thousands)
Machinery and equipment                     $  7,619                 $  8,284
Buildings and land                             1,859                    1,859
Furniture and fixtures                         1,411                    1,239
Automobiles                                       91                       51
Leasehold improvements                           147                      172
                                            --------                 --------
                                              11,127                   11,605
Accumulated depreciation and amortization     (6,378)                  (7,859)
                                            --------                 --------
                                            $  4,749                 $  3,746
                                            ========                 ========

-------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------


NOTE F - ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:


                                                     As of                     As of
                                                October 1,1995          September 29,1996
                                                --------------          -----------------
                                                            (in thousands)
Inventory purchases                                 $16,259                $ 3,938
Commissions and royalties                               798                    695
Payroll and payroll taxes                               928                    944
Vacation                                                584                    631
Amounts associated with product line acquisitions     2,255                     --
Other                                                   779                  1,107
                                                    -------                -------
                                                    $21,603                $ 7,315
                                                    =======                =======


NOTE G - LONG-TERM OBLIGATIONS

Long-term obligations consists of the following as of:

                                                                                      October 1,1995         September 29,1996
                                                                                      --------------         -----------------
                                                                                                  (in thousands)
Amounts outstanding on a Line of Credit which limit was $22.5 million at October
1, 1995. Under the terms stipulated under the Company's present Credit Agreement as amended, the amount available on this Line of Credit is calculated as the lesser of: the Borrowing Base less amounts outstanding on the Term Note, or (a)
$17.5 million as of September 30, 1996 until December 30, 1996; (b) $14.5 million as of December 31, 1996 until March 30, 1997; (c) $8.0 million as of
March 31, 1997 and until June 29, 1997; and (d) $5.0 million as of June 30, 1997 and at all times thereafter. Borrowing availability for the Line of Credit was
$17.5 million at September 29, 1996. The Borrowing Base Loans (defined as the sum of outstanding balances on the Line of Credit and Term Note) are collateralized by a security interest in the Company's receivables, inventories, equipment, and land and building. Under the Credit Agreement in place at October
1, 1995, interest was payable monthly and was at prime or the London Interbank
Offer Rate (LIBOR) plus a premium that ranged from 1.4% to 1.8%. Under the present Credit Agreement as amended, interest is payable monthly at prime plus one percent (prime at September 29, 1996 was 8.25%). The present Credit
Agreement as amended expires on September 30, 1997, unless extended pursuant to the terms of the Credit Agreement. The Credit Agreement as amended contains certain restrictive covenants with which the Company had complied as of
September 29, 1996. Amounts outstanding on a $12.0 million Term Note. As of
September 29, 1996, remaining principal is due in fixed monthly payments of               $    12,000              $     14,418
$400,000 through April 1997 and $300,000 due on May 1, 1997. Under the Credit
Agreement in place at October 1, 1995, interest was payable monthly at either:
1) the prime rate (which was 8.75% on October 1, 1995); or 2) LIBOR plus a premium that ranged from 1.5% to 1.9%. Under the present Credit Agreement as amended, interest is payable monthly at prime plus one percent.
                                                                                                7,900                     3,100


-------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------


NOTE G - LONG-TERM OBLIGATIONS - CONTINUED

                                                                    October 1,1995         September 29,1996
                                                                    --------------         -----------------
                                                                              (in thousands)
Amounts outstanding on a $5.8 million acquisition note. Interest is         --                     5,419
8% with principal and interest of $118,000 to be paid monthly from
May 1996 through April 2001

Amounts outstanding on a $3.0 million accounts payable financing            --                     2,442
note. Interest is 8% with principal and interest of $137,000 to be paid monthly from May 1996 through April 1998

Commitment for minimum royalties due under product line acquisition      2,219                     1,132
agreement (see note B); payable over five years, expiring in fiscal year 1999

Industrial revenue bond payable monthly at $4,167 plus interest at         304                       254
85.5% of prime, due in 2001, collateralized by land

Other                                                                       59                        25
                                                                      --------                  --------
                                                                        22,482                    26,790
Less current portion                                                    (5,483)                  (15,719)
                                                                      --------                  --------
                                                                      $ 16,999                  $ 11,071
                                                                      ========                  ========


Long-term debt is due as follows:

         Year ending
         September 28, 1997                       $   15,719
         September 27, 1998                            7,775
         October 3, 1999                               1,196
         October 1, 2000                               1,295
         September 30, 2001                              805
                                                   $  26,790


         Under Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," effective for fiscal years that end after December 15, 1995, the Company is required to provide fair value disclosures of its financial instruments beginning in fiscal year 1996.

         Outstanding Borrowing Base Loans approximate their fair values as the interest rate fluctuates. The notes payable are not instruments with readily available market values. The stated note interest rates are 8% and, based on the currently prevailing prime rate of approximately 8%, the net book values of the notes payable as of September 29, 1996 approximate their fair values as calculated.

NOTE H - INCOME TAXES

         The Company provides for income taxes using the liability method. Deferred income taxes are classified as current or noncurrent, based on the classification of the related assets and liabilities giving rise to the temporary difference.

-------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

NOTE H - INCOME TAXES   (CONTINUED)

Following are the components of the deferred tax asset (liability) recognized on the accompanying balance sheet:

                                                                         As of                   As of
                                                                     October 1,1995        September 29,1996
                                                                     --------------        -----------------
                                                                                 (in thousands)
            Current
               Inventory                                                $  799               $  891
               Accounts receivable                                         435                   88
               Financial statement income not taxable
                 until following year, net                                   9                   74
                                                                        ------               ------
                                                                        $1,243               $1,053
            Non-current
               Capitalized software costs                               $ (263)              $ (170)
               Intangibles amortization                                    154                  533
               State income taxes                                           92                  113
               Depreciation                                               (266)                 (66)
               Other                                                       (17)                (297)
                                                                        ------               ------
                                                                        $ (300)              $  113
                                                                        ------               ------
               Net deferred income tax assets                           $  943               $1,166
                                                                        ======               ======

         A valuation allowance against deferred tax assets has not been recognized since there is sufficient prior-year taxable income against which calculated deferred losses can be applied.

         Following is a reconciliation of the statutory federal income tax rate to the effective rates reflected in the statement of operations:


                                                         1994                          1995                         1996
                                                         ----                          ----                         ----
                                                              Percent of                   Percent of                   Percent of
                                                                Pretax                       Pretax                       Pretax
                                              Amount           Earnings       Amount        Earnings       Amount        Earnings
                                              ------           --------       ------        --------       ------        --------
Federal tax (benefit) at statutory rate       $2,482            34.0%        $6,936           34.0%      $(1,683)         (34.0)%
State income taxes, net of federal
benefit                                          572             7.9            931            4.6          (358)          (7.2)
Benefit from foreign sales corporation            --              --           (380)          (1.9)         (113)          (2.3)
Benefits from research and development           (90)           (1.2)            --             --            --             --
credits
Other items, net                                (263)           (3.7)           319            1.6           147            3.0
Income tax expense (benefit)                  $2,701            37.0%        $7,806           38.3%      $(2,007)         (40.5)%


NOTE I - COMMITMENTS AND CONTINGENCIES

1.       OPERATING LEASE COMMITMENTS

         The Company is committed under noncancelable operating leases which expire over the next four years and include purchase and renewal options, primarily for office space. Rent expense under such leases was $1,244,000, $1,000,000, and $1,120,000 for the years ended September 30, 1994, October 1, 1995, and September 29, 1996, respectively.

         Future minimum lease payments under such operating leases as of September 29, 1996 (in thousands) are as follows:

         Year ending
         September 28, 1997                                  $    991
         September 27, 1998                                       584
         October 3, 1999                                          327
         October 1, 2000                                            8
                                                            ---------
                                                             $  1,910

-------------------------------------------------------------------------------
                                   PAGE 27

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

NOTE I - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

2.       LITIGATION

         In fiscal 1995, the Company settled (and reflected as an $875,000 charge to Other Expense) a shareholder class action lawsuit.

3.       EMPLOYMENT AND NONCOMPETITION AGREEMENTS

         The Company is committed under long-term employment and noncompetition agreements with an officer. Approximate future minimum annual payments required under the agreements are $475,000 and expire in fiscal 1999.

4.       ROYALTIES

         Prior to April 1996, the Company paid royalties to Novell in return for the non-exclusive, worldwide right to manufacture and distribute various hardware networking products under multiple licensing agreements.

         In April 1996, the Company purchased from Novell the exclusive royalty-free perpetual right to market certain hardware products and related technology which had been subject to many of the licensing agreements above. The $6.8 million purchase price gave the Company the right to sell more than 30 products and product families in Novell trade dress. Previously, the Company's right to sell under the Novell brand name could be withdrawn at any time by Novell, and Novell could grant similar rights to other companies. See Note G.

         The Company is required to pay royalties to Attachmate (formerly DCA) pursuant to that product line acquisition in July 1994 (see Note B). The residual guaranteed minimum royalty due Attachmate at September 29, 1996 in the amount of $1,132,000 has been capitalized as a product line acquisition cost with a corresponding liability. The recovery of the capitalized cost is dependent upon related sales levels sufficient to generate such outstanding guaranteed minimum royalty.

         Total royalty expense was $4,560,000, $6,374,000, and $2,445,000 for the years ended September 30, 1994, October 1, 1995, and September 29, 1996, respectively. In addition, included in cost of goods sold are product purchases from Novell of $25,758,000, $43,455,000, and $12,575,000 for the years ended
September 30, 1994, October 1, 1995, and September 29, 1996.

NOTE J - STOCK OPTION, STOCK PURCHASE, AND EMPLOYEE BENEFIT PLANS

1.       STOCK OPTION PLANS

         Under the terms of the Company's stock option plans, options to purchase shares of the Company's common stock have been granted at exercise prices equal to the market price of the stock at the date of grants. One individual stock option was granted in June 1993 and another in August 1994. Periods of exercisability vary but are typically over three years. Following is a summary of transactions:

                                                                                       Shares Under Option
                                                                        1994                  1995                  1996
                                                                        -----                 ----                  ----
Outstanding, beginning of year                                       1,043,300             1,343,050                660,712
Granted during the year                                                382,250               322,700                519,200
Canceled during the year                                               (35,000)              (39,917)               (42,033)
Exercised during the year (at prices ranging from
    $2.72 to $8.6875 per share)                                        (47,500)             (965,121)               (20,062)
                                                                     ---------             ---------              ---------
Outstanding, end of year                                             1,343,050               660,712              1,117,817
                                                                     ---------             ---------              ---------
Eligible, end of year for exercise currently
   (at prices ranging from $2.72 to $29.00 per share)                  902,800               253,349                415,038
                                                                     =========             =========              =========


-------------------------------------------------------------------------------
                                   PAGE 28

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

NOTE J - STOCK OPTION, STOCK PURCHASE, AND EMPLOYEE BENEFIT PLANS (CONTINUED)

2.       STOCK PURCHASE PLAN

         The Company has an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions up to 15% of their regular base salary to purchase shares at 85% of fair market value at time of purchase. As of September 29, 1996, 58,800 shares had been purchased by employees on a cumulative basis.

3.       EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) plan in effect as of September 29, 1996. This plan covers all employees over the age of 18 who have completed six consecutive months of service. The Company's contributions to the plan are based on a certain percentage of each dollar contributed by the employee. The Company contributed approximately $50,000, $58,000 and $73,000 in each of the years ended September 30, 1994, October 1, 1995, and September 29, 1996, respectively.

NOTE K - RELATED PARTY TRANSACTIONS

The following summarizes transactions with related parties:

         1. The Company periodically has loaned amounts to its officers. No amounts are due as of September 29. 1996. Receivables due from officers as of October 1, 1995 were $193,000.

         2. In September 1995, the Company appointed a partner of a law firm as one of the Company's outside directors. The Company incurred $271,000 and $295,000 in expense associated with the services of this law firm in fiscal
1995 and fiscal 1996, respectively.

NOTE L - INDUSTRY SEGMENTS, EXPORT REVENUE, AND CONCENTRATIONS

         The Company operates in one business segment, data communications. Within data communications, the Company's dominant activity is the manufacture, sale and distribution of networking products to commercial customers. Export revenue accounted for approximately 29%, 25%, and 25% of total sales in fiscal years 1994, 1995, and 1996, respectively.

         Following is detail of export revenue by geographic region:

                                                             (Percentage of total export revenue)
                                                          1994               1995               1996
                                                          ----               ----               ----
                                                                        (in thousands)
Europe                                                    70%                 60%                73%
Pacific Rim                                               13%                 24%                11%
South America and other                                   17%                 16%                16%

         Revenue from two customers comprised 11% and 10%, respectively, of the Company's total revenue in the fiscal year ended September 29, 1996.

         Approximately 47%, 73%, and 37% of the Company's revenue in the years ended September 30, 1994, October 1, 1995, and September 29, 1996, respectively, was generated pursuant to a number of manufacturing and technology agreements and licenses. Most of these licenses were superseded by the April 1996 agreement which gave the Company the exclusive royalty-free perpetual right to market certain hardware products. See Note B.




-------------------------------------------------------------------------------
                                   PAGE 29

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

NOTE M - SUPPLEMENTAL CASH FLOW AND INCOME STATEMENT INFORMATION

         The Company paid the following amounts for interest and income taxes as follows:


                                         Year Ended                 Year Ended                Year Ended
                                     September 30, 1994         September 29, 1995         October 1, 1996
                                     ------------------         ------------------         ---------------
                                                                  (in thousands)
Interest                             $       513                 $      1,524               $      2,128
Income taxes                         $       256                 $      4,235               $        169


         During fiscal year 1995, the Company realized tax benefits of $4,610,000 from the exercise of stock options resulting in a reduction in income taxes payable and an increase in additional paid-in capital.

NOTE N - ACCOUNTING STANDARDS

1.   ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," effective for fiscal years that begin after December 15, 1995. The new standard encourages all entities to adopt a fair value based method of accounting for all employee stock option plans. Under this method, compensation cost is measured at the grant date based on the value of the stock option award and is recognized over the service period, which is usually the vesting period. Optionally, a company may continue to use the intrinsic value method, as described by Opinion 25, that measures compensation costs only to the extent that the option price is lower than the quoted market price of the stock at the date of the award. In fiscal year 1997, the Company expects to continue the application of Opinion 25, but will comply with the pro forma disclosures of net income, and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied.

2. ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," effective for fiscal years that begin after December 15, 1995. The new standard requires a company to review for impairment long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate the the carrying amount of an asset may not be recoverable. If the events or changes in circumstances are present, an impairment loss should be recognized. The Company's long-lived assets consist of land and buildings in Ocala, Florida; purchased intangibles; and capitalized software costs. In management's opinion, no events or changes in circumstances exist relating to the Company's long-lived assets that would have resulted in any impairment losses being recognized had the Company implemented SFAS 121 in fiscal year 1996 and earlier years.




-------------------------------------------------------------------------------
                                   PAGE 30

MICRODYNE CORPORATION                           1996 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

NOTE O -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following table sets forth certain unaudited quarterly financial information for each of the Company's last eight quarters.

Dollars in thousands                             1Q96            2Q96              3Q96             4Q96             1996
Revenue:
  Product                                     $29,348          $13,939          $20,950          $20,061         $ 84,298
  Service                                       3,669            3,607            3,633            3,948           14,857
                                              -------          -------          -------          -------         --------
Total revenue                                  33,017           17,546           24,583           24,009           99,155
Cost of product sold and service provided:
  Product                                      22,024           10,560           16,145           13,000           61,729
  Service                                       2,381            2,504            2,449            2,756           10,090
                                              -------          -------          -------          -------         --------
Total costs                                    24,405           13,064           18,594           15,756           71,819
Gross Profit                                    8,612            4,482            5,989            8,253           27,336
Gross margin as a percentage of sales            26.1%            25.5%            24.4%            34.4%            27.6%
Selling, G&A Expense                            5,978            6,376            5,560            5,458           23,372
SG&A as a percentage of sales                    18.1%            36.3%            22.6%            22.7%            23.6%
Research and Development                        1,161            1,042              981              983            4,167
R&D as a percentage of sales                      3.5%             5.9%             4.0%             4.1%             4.2%
Amortization of intangibles                       451              530              769              837            2,587
                                              -------          -------          -------          -------         --------
Earnings from Operations                        1,022           (3,466)          (1,321)             975           (2,790)
Operating income as a percentage of sales         3.1%           -19.8%            -5.4%             4.1%            -2.8%
Other Expense, net                               (445)            (502)            (598)            (616)          (2,161)
                                              -------          -------          -------          -------         --------
Earnings Before Income Taxes                      577           (3,968)          (1,919)             359           (4,951)
Pre-tax Income as a percentage of sales           1.7%           -22.6%            -7.8%             1.5%            -5.0%
Provision for Income Taxes                        219           (1,508)            (729)              11           (2,007)
                                              -------          -------          -------          -------         --------
Net Earnings                                  $   358          $(2,460)         $(1,190)             348         $ (2,944)
Net Earnings as a percentage of sales             1.1%           -14.0%            -4.8%             1.4%            -3.0%
Net Earnings (Loss) per Share                 $   .03          $ (0.19)         $ (0.09)         $  0.03         $  (0.23)
Weighted average shares (000's)                12,793           12,806           12,811           12,828           12,811

Dollars in thousands                             1Q95             2Q95             3Q95             4Q95             1995

Revenue:
  Product                                     $28,911          $37,678          $44,377          $46,461         $157,427
  Service                                       2,908            2,899            3,286            3,558           12,651
                                              -------          -------          -------          -------         --------
Total revenue                                 $31,819          $40,577          $47,663          $50,019         $170,078
Cost of product sold and service provided:
  Product                                      20,165           25,885           30,714           32,257          109,021
  Service                                       1,864            2,037            2,113            2,273            8,287
                                              -------          -------          -------          -------         --------
Total costs                                    22,029           27,922           32,827           34,530          117,308
Gross Profit                                    9,790           12,655           14,836           15,489           52,770
Gross margin as a percentage of sales            30.8%            31.2%            31.1%            31.0%            31.0%
Selling, G&A Expense                            4,735            5,549            6,312            7,033           23,629
SG&A as a percentage of sales                    14.9%            13.7%            13.2%            14.1%            13.9%
Research and Development                        1,058            1,230            1,318            1,098            4,704
R&D as a percentage of sales                      3.3%             3.0%             2.8%             2.2%             2.8%
Amortization of intangibles                       104              384              483              262            1,233
                                              -------          -------          -------          -------         --------
Earnings from Operations                        3,893            5,492            6,723            7,096           23,204
Operating income as a percentage of
  sales                                          12.2%            13.5%            14.1%            14.2%            13.6%
Litigation settlement expense                    (875)              --               --             (109)            (984)
Other Expense, net                               (180)            (555)            (537)            (548)          (1,820)
                                              -------          -------          -------          -------         --------
Earnings Before Income Taxes                    2,838            4,937            6,186            6,439           20,400
Pre-tax Income as a percentage of sales           8.9%            12.2%            13.0%            12.9%            12.0%
Provision for Income Taxes                      1,107            1,925            2,413            2,361            7,806
                                              -------          -------          -------          -------         --------
Net Earnings                                  $ 1,731          $ 3,012          $ 3,773          $ 4,078         $ 12,594
Net Earnings (Loss) per Share                 $   .14          $   .24          $   .29          $  0.31         $   0.96
Shares outstanding (000's)                     12,431           12,669           13,149           13,281           13,096


-------------------------------------------------------------------------------
                                   PAGE 31

MICRODYNE CORPORATION                            1996 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 There were no changes in or disagreements with Accountants on accounting and financial disclosures in fiscal 1996.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 This information is incorporated by reference from the Company's definitive 1997 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

 This information is incorporated by reference from the Company's definitive 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 This information is incorporated by reference from the Company's definitive 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   This information is incorporated by reference from the Company's definitive 1997 Proxy Statement.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   No Form 8-K was filed during the last quarter of fiscal 1996.



--------------------------------------------------------------------------------
                                    PAGE 32

MICRODYNE CORPORATION                            1996 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRODYNE CORPORATION

                By:  /s/ Philip T. Cunningham             December 18, 1996
                    ----------------------------
                    Philip T. Cunningham
                    President and Chief Executive Officer

 Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


PRINCIPAL EXECUTIVE OFFICER:

/s/ Philip T. Cunningham                   President                                 December 18, 1996
-------------------------------            Chief Executive Officer
Philip T. Cunningham                       and Director

PRINCIPAL FINANCIAL OFFICER:

/s/ Christian Spitz                        Chief Financial Officer                   December 18, 1996
-------------------------------
Christian Spitz

/s/  Gregory W. Fazakerley                 Director                                  December 18, 1996
-------------------------------
Gregory W. Fazakerley

/s/  H. Brian Thompson                     Director                                  December 18, 1996
-------------------------------
H. Brian Thompson

/s/  Curtis M. Coward                      Director                                  December 18, 1996
----------------------------------
Curtis M. Coward



--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1996 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

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






--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1996 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

10.11                 Second Amendment to Credit                       Filed with this Form 10-K
                      Agreement among the Registrant,
                      Crestar Bank and NBD bank, dated
                      June 30, 1996.

10.12                 Third Amendment to Credit                        Filed with this Form 10-K
                      Agreement among the Registrant,
                      Crestar Bank and NBD bank, dated
                      August 19, 1996.

10.13                 Fourth Amendment to Credit                       Filed with this Form 10-K
                      Agreement among the Registrant,
                      Crestar Bank and NBD bank, dated
                      September 27, 1996.

10.14                 Incentive Stock Option Plan of                   Incorporated by reference
                      1988 ("1988 Plan").                              to Exhibit No. 1 to
                      Registrant's Form 8-K                            Report dated April 27,
                                                                       1988 (File No. 0-4384).

10.15                 Amendment of 1988 Plan adopted                   Incorporated by reference
                      by the Board of Directors on                     to Exhibit No. 4(F)(1)(a) to
                      June 27, 1989.                                   Registrant's 1989 Form
                                                                       10-K Annual Report.

10.16                 Amendment of 1988 Plan adopted                   Incorporated by reference
                      by the Board of Directors on                     to Exhibit No. 10(G)(3) to
                      January 25, 1990.                                Registrant's 1990 Form
                                                                       10-K Annual Report.

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

10.21                 Noncompetition Agreement dated                   Incorporated by reference
                      June 21, 1995 between Microdyne                  to Exhibit 10.1 to
                      Corporation and Philip T.                        Amendment No. 1 to the
                      Cunningham                                       Registrant's 1995 Form S-3
                                                                       Registration Statement

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




--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1996 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


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

10.30                 Technology Purchase Agreement                    Filed with this Form 10-K
                      between Novell Inc. and the Registrant
                      Dated April 22, 1996

10.31                 Agreement between Epson America, Inc.            Filed with this Form 10-K
                      and the Registrant Dated March 20, 1996.

11.1                  Statement regarding computation of               Filed with this Form 10-K
                      per-share earnings.

23.1                  Consent of Grant Thornton to the                 Filed with this Form 10-K
                      incorporation by reference in the
                      Registration Statements on Form S-8
                      dated December 27, 1991, February
                      28, 1992, May 6, 1992, March 3, 1995,
                      November 2, 1995, and October 7, 1996.

27.1                  Financial Data Schedule                          Incorporated by reference
                                                                       to Exhibit No. 27 to
                                                                       Amendment No. 1 to the
                                                                       Registrant's 1995 Form S-3
                                                                       Registration Statement.



--------------------------------------------------------------------------------
                                    PAGE 36