Form 10-Q
period 1996-12-29
MICRODYNE CORP
filed 1997-02-12
CIK 65743

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 1996

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           CLASS                            OUTSTANDING AT DECEMBER 29, 1996
----------------------------                --------------------------------
Common stock, $.10 par value                   12,836,809



                               Page 1 of 10 pages
                        Exhibit Index appears on page 10

                              MICRODYNE CORPORATION

                                      INDEX

                                                                    PAGE NUMBER

PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Statements of Earnings
                  Three months ended December 29, 1996
                  and December 31, 1995                                 3

                  Balance Sheets
                  December 29, 1996 and September 29, 1996              4

                  Statements of Cash Flows
                  Three months ended December 29, 1996
                  and December 31, 1995                                 5

                  Notes to Consolidated Financial
                  Statements                                            6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                            7


PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports.                                10

SIGNATURES                                                             10

                              MICRODYNE CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                       Three Months Ended
Dollars and shares in thousands,                             December 29,              December 31,
except per share data                                            1996                      1995
----------------------------------------------------------------------------------------------------
Revenue:
     Product                                                $16,950                 $29,348
     Service                                                  3,971                   3,669
                                                            -------                 -------
Total revenue                                                20,921                  33,017
Cost of product sold and service provided:
     Product                                                 10,222                  22,024
     Service                                                  2,796                   2,381
                                                            -------                 -------
Total cost of product sold and service provided              13,018                  24,405
Gross profit                                                  7,903                   8,612
Selling, general and administrative                           4,741                   5,978
Research and development                                        929                   1,161
Amortization of intangibles                                     741                     451
                                                            -------                 -------
Earnings from operations                                      1,492                   1,022
Other income (expense), net                                    (527)                   (445)
                                                            -------                 -------
Earnings before income taxes                                    965                     577
Provision for income taxes                                      355                     219
                                                            -------                 -------
Net earnings                                                $   610                 $   358
                                                            =======                 =======
Net earnings per share                                      $  0.05                 $  0.03
                                                            =======                 =======
Weighted average shares outstanding                          12,837                  12,793
                                                            =======                 =======

    The notes on the following pages are an integral part of these statements

                              MICRODYNE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                              December 29             September 29,
Dollars in thousands                                              1996                      1996
----------------------------------------------------------------------------------------------------
                                                              (unaudited)                 (audited)
                                     ASSETS
CURRENT ASSETS
    Cash                                                      $   1,103                 $   1,791
    Accounts receivable                                          28,655                    30,954
    Inventories                                                  20,080                    24,100
    Income tax receivable                                         1,221                     1,946
    Prepaid expenses and other                                      929                     1,231
    Deferred income tax asset                                     1,162                     1,053
                                                              ---------                 ---------
       Total current assets                                      53,150                    61,075
PROPERTY AND EQUIPMENT, net                                       3,468                     3,746
PRODUCT LINE ACQUISITION COST                                    13,680                    14,417
OTHER ASSETS                                                      1,355                       756
                                                              ---------                 ---------
                                                              $  71,653                 $  79,994
                                                              =========                 =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of
       long-term obligations                                  $  16,525                 $  15,719
    Accounts payable - trade                                      7,977                     9,365
    Accrued liabilities                                           4,861                     7,315
                                                              ---------                 ---------
       Total current liabilities                                 29,363                    32,399
LONG-TERM OBLIGATIONS
    net of current maturities                                     5,053                    11,071
DEFERRED INCOME TAX PAYABLE                                           -                         -

STOCKHOLDERS' EQUITY
    Common stock, $.10 par value
    authorized 50,000,000 shares,
    12,836,809 shares issued and
    outstanding at December 29, 1996, and
    12,832,203 shares issued and
    outstanding at September 29, 1996                             1,285                     1,283
    Additional paid-in-capital                                   10,117                    10,016
    Retained earnings                                            25,835                    25,225
                                                              ---------                 ---------
       Total Stockholders' Equity                                37,237                    36,524
                                                              ---------                 ---------
                                                              $  71,653                 $  79,994
                                                              =========                 =========




    The notes on the following pages are an integral part of these statements

                              MICRODYNE CORPORATION
                      Consolidated Statement of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                              12/29/96              12/31/95
                                                                              --------              --------
Increase (Decrease) in Cash Cash flows from operating activities:
    Net earnings                                                              $  610                $  358

    Adjustments to reconcile earnings to net cash from operating activities, exclusive of effect of acquisitions and dispositions:
          Depreciation and amortization                                          960                   715
          Provision for doubtful accounts receivable and
              inventory obsolescence                                              80                   181
          Changes in assets and liabilities
              Decrease in accounts receivable                                  2,309                 9,189
              Decrease (increase) in inventories                               3,930                (3,086)
              Decrease (increase) in prepaid expenses                            301                (1,019)
              Decrease (increase) in other assets                                 55                   (94)
              Decrease in income tax receivable                                  725                   218
              Increase in deferred tax asset                                    (763)                  (62)
              Decrease in accounts payable and
                 other accruals                                               (3,842)               (5,567)
                                                                              ------                ------

                    Net cash provided by operating activities                  4,365                   833

Cash flows from investing activities:
    Product line acquisitions                                                      -                   (12)
    Additions to property and equipment                                          (95)                 (168)
    Payments from officers                                                         -                    20
                                                                              ------                ------

                    Net cash used in investing activities                        (95)                 (160)

Cash flows from financing activities:
    Payments on bank debt                                                     (4,186)               (1,200)
    Payments on notes payable                                                   (875)                 (170)
    Issuance of common stock                                                     103                    50
                                                                              ------                ------

                    Net cash used in financing activities                     (4,958)               (1,320)
                                                                              ------                ------

Net decrease in Cash                                                            (688)                 (647)

Cash at beginning of period                                                    1,791                 4,587
                                                                              ------                ------

Cash at end of period                                                         $1,103                $3,940
                                                                              ======                ======



    The notes on the following pages are an integral part of these statements

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

   In addition, preparation of financial statements in conformance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

   The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore footnote disclosures normally accompanying financial statements have been substantially omitted. These condensed financial statements should be read in conjunction with complete disclosures accompanying the financial statements contained in the Company's most recent Annual Report on Form 10-K.

2. The provision for income taxes presented in the Statements of Operations is based upon the estimated effective tax rate at fiscal year-end, and is largely determined by management's estimate as of the interim date of projected taxable income for the entire fiscal year.

3. In the Balance Sheets, Product Line Acquisition Cost includes the long-term portion of minimum royalties due Attachmate (formerly DCA) under the Token Ring purchase agreement and intangibles acquired under the Eagle Technology, National Semiconductor, and Novell purchase agreements.

PART 1. - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         Year-on-year sales decreased in the first quarter of fiscal 1997 by $12.1 million, or 36.6% from the first quarter of fiscal 1996, while net earnings increased $252,000, or 70.3%. The decrease in revenue reflects fundamental changes in the Company's Networking Products Division, while the increase in earnings reflects the Company's efforts to control costs in the wake of those changes and continued strength in Aerospace Telemetry and Manufacturer Support Services ("MSS") operations.

         In January 1996, the Company announced a program to lower the amount of Networking Products inventory held by distributors in order to bring such inventories in line with point of sale (POS) data available at that time. That program continued through the first quarter of fiscal 1997. Also, sales of Networking Products hardware bundled with Novell Inc. ("Novell") software ("Bundled Products") were significantly lower due to the continued impact from changes in Novell's distribution policies and practices. These changes included a decision by Novell to reduce the amount of its inventory in its distribution channel by de-emphasizing sales of its products as traditional, stand-alone software and by lowering the Company's discount on Novell software purchases. The collective result of the Company's program and Novell's changes was a decrease in Networking Products sales to $12.4 million in 1997's first quarter from $24.8 million in 1996's first quarter. Of the decline, $9.2 million was attributable to lower Bundled Products sales.

         In reaction to these decreased sales levels, the Company moved aggressively to cut corporate and Networking Products Division operating expenses through a combination of personnel downsizing and expense constraints. The effectiveness of this program is seen in the Company's Selling, general and administrative expense, which fell from $6.0 million in 1996's first quarter to $4.8 million in 1997's first quarter, a reduction of $1.2 million or 20.0%. The Company achieved this overall reduction without affecting SG&A spending at its Aerospace Telemetry or MSS divisions.

         Looking forward, the Company believes its Networking Products Division ("NPD") to be at a crossroads, with the second quarter of 1997 being a pivotal one for determining the future course of the division.

         NPD has a number of product lines that sell well and customers that generate continuing orders. For example, NPD is well positioned in government business, and in the past year has developed a healthy OEM activity. NPD's traditional products, such as its minicomputer connectivity product line, have little competition and generate excellent margins. The Company believes the long-term prospects for acceptable profitability in these product lines are good. However, in the mainstream adapter card market, NPD competes against companies that have substantially larger marketing and other resources. Moreover, recently reported POS data from the first quarter of fiscal 1997 provide clear indication that total sales to end-user customers declined significantly in the quarter; concurrently, data reported by other companies, including the industry's largest adapter card manufacturer, indicated a general softening in the market for such products in December. Many of the Company's competitors fabricate their own integrated circuits and thus have substantially lower component costs than the Company. In February, 1997, the two largest adapter card manufacturers cut prices of Fast Ethernet adapter cards by as much as 40%. Accordingly, the Company has determined that the program previously undertaken to match distribution levels with sales of networking products will not be adequate to produce consistent profitability in the NPD in the future and that substantial additional steps will be necessary. Possible choices open to the Company with regard to NPD include but are not limited to: remaining a full-line networking products supplier; becoming a limited-market or limited-line supplier; augmenting the existing business via product line extensions or acquisitions; and exiting the networking products business. Implementation of certain of the preceding options would have a substantial, though non-recurring impact on the Company's reported performance in the quarter in which they are taken; though the Company's goal in taking any such action would be to improve the Company's performance thereafter. Actions to implement these options could result in the reporting of minimal NPD sales or the elimination of such sales altogether, or the writing down of tangible and intangible assets associated with NPD. The Company expects to make a determination which of these options to pursue during the second quarter of 1997.

         The Company believes demand for its Aerospace Telemetry products is strong and that such demand should continue. In December 1996, the Aerospace Telemetry Division received an $11 million systems integration contract from the Italian Ministry of Defense. The Company expects to recognize approximately $8 million of this revenue during fiscal 1997.

         Manufacturer Support Services revenue continues to meet the Company's revenue and profit contribution expectations. In March 1996, the Company announced a five-year extension of a customer contract, and in January 1997, the Company signed an additional contract to handle certain overflow telephone technical support calls.

         The statements in this Management's Discussion and Analysis contain forward-looking statements that involve a number of risks and uncertainties, the possible realization of which could have material adverse effects on the Company's future operating results. Factors that may cause actual results to differ materially include: development of new products and rapid changes in technology that may displace products sold by the Company; the highly competitive networking products environment in which the Company operates; NPD's dependence upon Novell and the effect that changes by Novell in its distribution and other policies may have on the Company; NPD's reliance upon distributors to sell networking products; fluctuations in the Company's quarterly results of operations and the timing of orders from customers; the declining average selling prices of NPD's products; the Company's dependence upon a limited number of subcontractors for the manufacture of the Company's products and upon a limited numbers of suppliers for the availability of components used in the Company's products; the Company's success in identifying, acquiring and incorporating commercially successful technology, products, or businesses; the Company's relationships with sources of external financing; and the risk factors listed from time to time in the Company's SEC filings, including but not limited to the S-3 Registration Statement dated November 9, 1995 and the Annual Report on Form 10-K for the year ended September 29, 1996.

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

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 29, 1996 COMPARED TO QUARTER ENDED DECEMBER 31, 1995

         Revenue for the first quarter of fiscal year 1997 decreased to $20.9 million from $33.0 million in the first quarter of fiscal year 1996, a decrease of 36.6%.

         Networking Products revenue decreased to $12.4 million in 1997 from $24.8 million in 1996. Bundled Products sales were $1.0 million in 1997 versus $10.3 million in 1996. Bundled Products sales in 1997 reflect changes in Novell's policies and practices as outlined in the section above. Sales of hardware products were $11.3 million in 1997 versus $14.5 million in the year-earlier quarter. Both quarters' sales reflected ongoing efforts to reduce the level of inventories held by distributors.

         Aerospace Telemetry sales were $4.8 million in 1997's first quarter versus $5.0 million in 1996, but reflect a higher percentage of product sales in 1997 than in the year-earlier period. MSS revenue grew to $3.9 million in 1997 from $3.5 million in 1996, reflecting continued growth in support activities.

         Gross profit decreased to $7.9 million in 1997 from $8.6 million in 1996, but as a percentage of sales increased to 37.8% from 26.1%. The dollar decline in gross profit was the result of lower

Networking Product sales. The increase in gross margin as a percentage of sales reflects a higher percentage of hardware products as a percentage of Networking Products' sales, a higher percentage of Aerospace Telemetry product sales, and the absence of royalty payments to Novell in 1997 that were included in cost of goods sold in 1996.

         SG&A expense decreased to $4.7 million in 1997 from $6.0 million in 1996 but, as a percentage of sales, grew to 22.7% in 1997 from 18.1% in 1996. The decrease in SG&A expense reflects corporate and NPD cost reductions. Research and development expense was $929,000 in 1997 compared to $1.2 million in 1996. 1997's reduced expense was mostly attributable to lower engineering staffing levels. Amortization expense rose to $741,000 in 1997 from $451,000 in 1996, principally as a result of the purchase of Novell marketing rights in April 1996.

         Interest and other expense in both 1997 and 1996 is primarily interest expense associated with outstanding borrowings against the Company's line of credit. Interest expense in 1997 also includes interest associated with the Novell notes payable.

         The tax rates utilized in 1997 and 1996 were comparable at 37% and 38%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company financed its operations through internally generated funds, and used external financing in connection with product-line and technology acquisitions and the repurchase of its common stock. In the first half of 1996, the Company used external funds to finance its operations, and at March 31, 1996, bank debt stood at $26.8 million. Since that time, the Company has worked to reduce its indebtedness by producing substantial cash flow from operations. Through this recapitalization, bank debt was reduced to $13.3 million at December 29, 1996.

         As of December 29, 1996, the Company's $13.3 million of bank debt consisted of a $1.9 million term note which is repaid in monthly payments and is scheduled to be fully satisfied in May 1997; and $11.4 million in outstanding borrowings under a revolving line of credit facility. On December 29, 1996, the Company had $1.1 million of cash and $6.1 million in unused line of bank credit. The revolving line of credit is scheduled to be reduced to $8.0 million by March 31, 1997, and to $5.0 million by June 30, 1997.

         In April 1996, the Company utilized cash and notes to purchase from Novell the exclusive, royalty-free perpetual right to market certain hardware and related technology which were previously sold by the Company under license from Novell, and to convert certain accounts payable. As of December 29, 1996, notes payable due Novell totaled $7.2 million, of which $2.6 million has been classified as a short-term obligation and $4.6 million as a long-term obligation on the December 29, 1996 Balance Sheet.

         During the first quarter of fiscal 1997, cash provided by operating activities was $4.4 million. Capital expenditures were minimal and the Company has no material commitments for future capital expenditures.

         During the first quarter on 1997, the Company repaid a total of $5.0 million of debt, including $4.2 million of bank debt and $875,000 of other debt.

         The Company believes its available cash, funds generated from operations, and funds available under its credit facilities should be sufficient to finance its continuing operations. The Company may from time to time consider the acquisition of businesses, products, or technologies that may require additional funds.

PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports.

(a)   No exhibits are enclosed herein.

(b) No Form 8-K was filed during the quarter ended December 29, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MICRODYNE CORPORATION
                                       Registrant


Date:       February 11, 1997          /s/ Philip T. Cunningham
     --------------------------        ------------------------
                                       Philip T. Cunningham
                                       President and Chief Executive Officer
                                       [Duly Authorized Officer]



Date:       February 11, 1997          /s/ Christian J. Spitz
     --------------------------        ------------------------
                                       Christian J. Spitz
                                       Vice President and Chief
                                       Financial Officer
                                       [Principal Financial Officer]