Form 10-Q
period 1997-03-30
MICRODYNE CORP
filed 1997-05-14
CIK 65743

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13
                         OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1997

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    CLASS                          OUTSTANDING AT MARCH 30, 1997
         ----------------------------              -----------------------------
         Common stock, $.10 par value                 12,872,205





                               Page 1 of 11 pages
                        Exhibit Index appears on page 11

                             MICRODYNE CORPORATION


                                     INDEX


                                                                                           PAGE NUMBER
PART I - FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements

                 Statements of Operations
                 Three and six months ended March 30, 1997
                 and March 31, 1996                                                                  3

                 Balance Sheets
                 March 30, 1997 and September 29, 1996                                               4

                 Statements of Cash Flows
                 Six months ended March 30, 1997
                 and March 31, 1996                                                                  5

                 Notes to Consolidated Financial
                 Statements                                                                          6

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                                          7


PART II - OTHER INFORMATION

Item 6.          Exhibits and Reports.                                                              11

SIGNATURES                                                                                          11

                             MICRODYNE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                    Three Months Ended
Dollars and shares in thousands,                             March 30,                 March 31,
except per share data                                           1997                      1996
----------------------------------------------------------------------------------------------
Revenue:
    Product                                                $   4,902               $    13,939
    Service                                                    6,404                     3,607
                                                           ---------               -----------
Total revenue                                                 11,306                    17,546
Cost of product sold and service provided:
    Product                                                    4,806                    10,560
    Service                                                    4,447                     2,504
                                                           ---------                 ---------
Total cost of product sold and service provided                9,253                    13,064
Gross profit                                                   2,053                     4,482
Selling, general and administrative                            5,193                     6,376
Research and development                                       1,054                     1,042
Amortization of intangibles                                       --                       530
Restructuring charges                                         26,607                        --
                                                           ---------                 ---------
Loss from operations                                        (30,801)                    (3,466)
Other expense, net                                             (406)                      (502)
                                                           --------                   --------
Loss before income taxes                                    (31,207)                    (3,968)
Income tax benefit                                           (4,030)                    (1,508)
                                                           --------                   --------
Net loss                                                  $ (27,177)                  $ (2,460)
                                                          =========                   ========
Net loss per share                                        $   (2.11)                  $  (0.19)
                                                          =========                   ========
Weighted average shares outstanding                          12,864                     12,806
                                                             ======                    =======

                                                                       Six Months Ended
Dollars and shares in thousands,                             March 30,                 March 31,
except per share data                                          1997                       1996
----------------------------------------------------------------------------------------------
Revenue:
    Product                                              $   21,852                $    43,287
    Service                                                  10,375                      7,276
                                                           --------                  ---------
Total revenue                                                32,227                     50,563
Cost of product sold and service provided:
    Product                                                  15,028                     32,584
    Service                                                   7,243                      4,885
                                                           --------                  ---------
Total cost of product sold and service provided              22,271                     37,469
Gross profit                                                  9,956                     13,094
Selling, general and administrative                           9,934                     12,354
Research and development                                      1,983                      2,203
Amortization of intangibles                                     741                        981
Restructuring charges                                        26,607                         --
                                                          ---------                   --------
Loss from operations                                        (29,309)                    (2,444)
Other expense, net                                             (932)                      (947)
                                                          ---------                    -------
Loss before income taxes                                    (30,241)                    (3,391)
Income tax benefit                                           (3,674)                    (1,289)
                                                         ----------                   --------
Net loss                                                 $  (26,567)                  $ (2,102)
                                                         ==========                   ========
Net loss per share                                       $    (2.07)                  $  (0.16)
                                                         ==========                   ========
Weighted average shares outstanding                          12,852                     12,799
                                                             ======                    =======

   The notes on the following pages are an integral part of these statements

                             MICRODYNE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                              March 30             September 29,
Dollars in thousands                                            1997                      1996
------------------------------------------------------------------------------------------------------
                                                          (unaudited)                (audited)
                                                                ASSETS
CURRENT ASSETS
   Cash                                                 $      1,170             $      1,791
   Accounts receivable                                        14,471                   30,954
   Inventories                                                11,430                   24,100
   Income tax receivable                                       2,198                    1,946
   Prepaid expenses and other                                    580                    1,231
   Deferred income tax asset                                   3,017                    1,053
                                                           ---------                 --------
      Total current assets                                    32,866                   61,075
PROPERTY AND EQUIPMENT, net                                    3,287                    3,746
PRODUCT LINE ACQUISITION COST                                     --                   14,417
OTHER ASSETS                                                     219                      756
                                                           ---------                ---------
                                                          $   36,372               $   79,994
                                                           =========               ==========
                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of
      long-term obligations                             $     11,634            $      15,719
   Accounts payable E trade                                    7,213                    9,365
   Accrued liabilities                                         3,159                    7,315
                                                         -----------              -----------
      Total current liabilities                               22,006                   32,399
LONG-TERM OBLIGATIONS
   net of current maturities                                   4,227                   11,071
STOCKHOLDERS' EQUITY
   Common stock, $.10 par value
   authorized 50,000,000 shares,
   12,872,205 shares issued and
   outstanding at March 30, 1997,
   and 12,832,203 shares issued and
   outstanding at September 29, 1996                           1,287                    1,283
   Additional paid-in-capital                                 10,195                   10,016
   Retained earnings                                          (1,343)                  25,225
                                                          ----------                ---------
      Total Stockholders' Equity                              10,139                   36,524
                                                          ----------                ---------
                                                          $   36,372               $   79,994
                                                          ==========               ==========




   The notes on the following pages are an integral part of these statements

                             MICRODYNE CORPORATION
                      Consolidated Statement of Cash Flows
                             (Dollars in Thousands)
                                 (Unaudited)

                                                                                   Six Months Ended
                                                                                3/30/97           3/31/96
                                                                                -------           -------
Increase (Decrease) in Cash
Cash flows from operating activities:
   Net loss                                                                  $   (26,567)     $    (2,102)

   Adjustments to reconcile net loss to net cash
      from operating activities:
         Depreciation and amortization                                             1,333            1,439
         Provision for doubtful accounts receivable and
             inventory obsolescence                                                   89              258
         Non-cash restructuring charges                                           26,607                -
         Changes in assets and liabilities
             Decrease in accounts receivable                                      11,308           22,966
             Decrease (increase) in inventories                                    3,723           (5,655)
             Decrease (increase) in prepaid expenses                                  50           (2,487)
             Decrease (increase) in other assets                                      55              (28)
             Increase in income tax receivable                                      (252)            (807)
             Increase in deferred tax asset                                       (1,915)             (51)
             Decrease in accounts payable and
                other accruals                                                    (4,320)         (22,166)
                                                                              ----------      -----------

                   Net cash provided by (used in) operating activities            10,111           (8,633)

Cash flows from investing activities:
   Additions to property and equipment                                              (287)            (263)
   Other investing activities                                                          -               29
                                                                               ---------        ---------

                   Net cash used in investing activities                            (287)            (234)

Cash flows from financing activities:
   (Payments on) increase in bank debt                                            (9,390)           5,800
   Payments on notes payable                                                      (1,238)             (41)
   Issuance of common stock                                                          183               40
                                                                              ----------        ---------

                   Net cash (used in) provided by financing activities           (10,445)           5,799
                                                                                 -------           ------

Net decrease in Cash                                                                (621)          (3,068)

Cash at beginning of period                                                        1,791            4,587
                                                                               ---------       ----------

Cash at end of period                                                        $     1,170      $     1,519
                                                                             ===========      ===========





   The notes on the following pages are an integral part of these statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim financial information is unaudited. In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments which Microdyne Corporation ("the Company") considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial position of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year.

         In addition, preparation of financial statements in conformance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses for the periods reported. Actual results could differ from these estimates.

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

3. Restructuring Charges. In the second fiscal quarter of 1997, the Company took several dramatic steps in recognition of events and competitive factors occuring within its Networking Products Division. These events included price reductions of approximately 40% initiated by other vendors of adapter cards, a slowing of industry growth, and slower sales of the Company's products out of distribution due, at least in part, to declining industry allegiance to Novell, Inc. technology. As a result of these events, management has restructured its Networking Products business by reducing the amount of product held by distributors and realigning its product offerings with a new line of low-cost, high-performance adapter cards. The realignment of the Company's product lines included abandoning certain products and technology acquired during 1994 through 1996, resulting in the write-off of capitalized acquisition costs. The financial statement impact of the above actions was to record a restructuring charge of $26.6 million, which was comprised of the following (in 000's):

Write off of abandoned technology and product rights                          $  14,539
Write down of inventories                                                         9,394
Charges associated with product returns and distribution credits,
    net of release of associated reserves                                         2,674
                                                                              ---------
                                                                              $  26,607

The income tax benefit associated with the above charges and other net operating losses and deductible temporary differences between financial statement and taxable income has been offset by a valuation allowance of approximately $8 million due to uncertainty relative to realization of such tax benefits in the future. The extent to which Microdyne will realize all or part of the additional tax benefit is dependent upon the Company's future earnings.

PART 1. - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         Microdyne Corporation ("the Company" or "Microdyne") has three businesses: products and systems integration for aerospace telemetry, which is carried out through the Aerospace Telemetry Division ("ATD"); outsourced technical services, which is carried out through its Microdyne Support Services Division ("MSSD"); and networking products, which is carried out through its Networking Products Division ("NPD"). The first two of these business have performed and continue to perform very well, yielding steady revenue, income growth, and positive cash flow. The third business, NPD, incurred operating losses in the quarter and was the subject of a restructuring.

         The Company believes demand for ATD's products is strong and that such demand should continue. In 1997, ATD is seeing an increasing number of orders from commercial enterprises, including those associated with satellite-based communications. In December 1996, ATD received an $11 million systems integration contract from the Italian Ministry of Defense. The Company expects to recognize approximately $8 million of revenue from this contract during fiscal 1997.

         Microdyne Support Services Division (formerly called Manufacturer Support Services) revenue continues to meet the Company's revenue and profit contribution expectations. In January 1997, the Company signed an additional contract to handle additional telephone technical support calls, and in March 1997, MSSD opened an independent call center in Carson, California.

         NPD competes with much larger companies in an industry characterized by rapid technological change and intense marketing and price competition. NPD is a relatively small factor in the industry and cannot readily match the expenditures for sales, engineering, and marketing of many other companies. To be competitive, NPD follows pricing trends set by larger companies.

         Through fiscal 1996 and the first quarter of fiscal 1997, NPD sought to decrease the amount of product in its distribution channel. NPD's efforts to do so were affected by declining sales out of distribution of its products, which the Company attributes at least in part, to declining industry allegiance to Novell technology and the Novell brand-name under which most NPD products have been marketed. Concurrently, NPD's ended sales of Novell software bundled with NPD hardware. As a result, NPD was unprofitable for much of fiscal 1996.

         In the first and second quarters of fiscal 1997, a series of events caused the Company to re-evaluate its presence in, and the value of its assets relating to, the networking products business. These included a February 1997 price war among the industry's largest players that resulted in a 40% decline in adapter card prices across the industry, together with evidence of a slowing in industry growth in the form of earnings warnings from several companies that derive substantial revenues from adapter card sales.

         These events caused the Company to restructure NPD in the second quarter. The restructuring includes these elements:

- The Company wrote down its existing investments in adapter card technology, as well as its investment in marketing rights to the Novell brand name. The Company took a charge of $14.5 million to effect this write down.

- The Company discontinued certain NPD product lines in which it is no longer competitive, incurring $2.7 million in charges.

- The Company wrote down the value of its inventory by $9.4 million to reflect its current value.

         In addition to the restructuring charges taken by the Company, Microdyne also took steps in the second quarter to make its business more competitive and profitable. By restricting shipments in the quarter to a net $564,000, NPD drew down inventory held by distributors to approximately 35 days of anticipated sales. NPD has developed and intends to introduce during the third quarter of 1997 a line of low-cost, high-performance adapter cards and other networking products. NPD is also making other adjustments in its marketing and sales strategies to adapt to the current environment.

         Because of the restructuring of NPD, comparisons with prior periods for both the division and the Company are not meaningful in interpreting current business trends. The restructuring of the Networking Products business should lessen, though not eliminate the possibility of, future volatility in the Company's performance. The Company anticipates NPD sales in the third fiscal quarter of 1997 in the range of $10 million.

         The statements in this Management's Discussion and Analysis contain forward-looking statements that involve a number of risks and uncertainties, the possible realization of which could have material adverse effects on the Company's future operating results. Factors that may cause actual results to differ materially include: uncertainty associated with the operation of the restructured NPD; development of new products and rapid changes in technology that may displace products sold by the Company; the highly competitive networking products environment in which the Company operates; agreements between Microdyne and Novell; NPD's reliance upon distributors to sell networking products; fluctuations in the Company's quarterly results of operations and the timing of orders from customers; the declining average selling prices of NPD's products; the Company's dependence upon a limited number of subcontractors for the manufacture of the Company's products and upon a limited numbers of suppliers for the availability of components used in the Company's products; the Company's success in identifying, acquiring and incorporating commercially successful technology, products, or businesses; the Company's relationships with sources of external financing; and the risk factors listed from time to time in the Company's SEC filings, including but not limited to the S-3 Registration Statement dated November 9, 1995; the Annual Report on Form 10-K for the year ended September 29, 1996; and the Quarterly Report on Form 10-Q for the quarter ended December 29, 1997.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 30, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

         Revenue for the second quarter of fiscal year 1997 decreased to $11.3 million from $17.5 million in the second quarter of fiscal year 1996, a decrease of 35.4%.

         Networking Products revenue decreased to a net $0.5 million in 1997 from $11.1 million in 1996. As part of the restructuring of the NPD, the Company elected to ship minimal networking hardware and, in some cases, to take back hardware previously shipped. Also, the Company exited the Bundled Products business and recalled all product previously distributed but unsold under that program. As a result, the Company believes stocking distributors held inventory equal to approximately 35 days of sales as of the beginning of the third fiscal quarter of 1997. Any comparison of either total sales of networking products or of constituent product lines within networking products is not meaningful with prior year figures.

         Aerospace Telemetry sales were $6.6 million in 1997's second quarter versus $3.2 million in 1996. Revenue in 1997 includes approximately $2.3 million from a systems integration contract signed in December 1996. Hardware sales of $4.3 million reflect increased demand for telemetry products and sales from new, board-level telemetry products. Revenue in the second quarter of 1996 was depressed because the impasse over the Federal budget prevented certain agencies from ordering products.

         Microdyne Support Services revenue grew to $4.1 million in 1997 from $3.5 million in 1996, reflecting continued growth in support activities.

         Gross profit decreased to $2.1 million in 1997 from $4.5 million in 1996 owing to lower Networking Products sales. NPD's manufacturing infrastructure includes approximately $0.9 million per quarter of fixed overhead which was not absorbed because of minimal hardware shipments. Aerospace Telemetry gross margins rose in dollars but declined as a percentage of sales because of the inclusion of lower-margin systems revenues in 1997. Microdyne Support Services gross margins were stable as a percentage of sales in 1997 versus 1996.

         SG&A expense decreased to $5.2 million in 1997 from $6.4 million in 1996. The decrease in SG&A expense reflects corporate and NPD cost reductions offset by higher SG&A expense at the Aerospace Telemetry Division. Research and development expense rose to $1.5 million in 1997 from $1.0 in 1996. Beginning in 1997's second quarter, all Company R&D are expensed in the quarter in which they are incurred. Previously, certain NPD R&D costs were capitalized. Owing to the restructuring, the Company had no amortization expense in the second quarter of 1997 (versus $0.5 million in 1996).

         The Company recorded a $26.6 million restructuring charge in 1997. The components of that charge are detailed above in "Financial Information E General" and "Notes to Consolidated Financial Statements."

         Interest and other expense in both 1997 and 1996 is primarily interest expense associated with outstanding borrowings against the Company's line of credit, as well as interest associated with Novell notes payable.

         The tax rate utilized in 1997 is 12.9% versus 38% in 1996. The reduction in tax rate for 1997 reflects the losses incurred in the second quarter on the company's full-year anticipated results. Because Microdyne expects to report a loss for the fiscal year ended September 27, 1997, the continued provision of income taxes is under review.

SIX MONTHS ENDED MARCH 30, 1997 COMPARED TO SIX MONTHS ENDED MARCH 31, 1996

         Revenue for the first six months of fiscal year 1997 decreased to $32.2 million from $50.6 million in the first six months of fiscal year 1996. NPD revenue decreased to a net $12.9 million in 1997 from $36.0 million in 1996, due largely to the decision to draw down inventories to approximately 35 days of sales in the second quarter, and to exit the Bundled Products business. Any comparison of either total sales of networking products or of constituent product lines within networking products is not meaningful with prior year figures.

         Aerospace Telemetry sales were $11.4 million in 1997 versus $8.2 million in 1996. Revenue in 1997 includes approximately $2.3 million from a systems integration contract signed in December 1996. Hardware sales in 1997 reflect increased demand for telemetry products and sales from new, board-level telemetry products. Microdyne Support Services revenue grew to $8.0 million in 1997 from $7.0 million in 1996, reflecting continued growth in support activities.

         Gross profit decreased to $10.0 million in 1997 from $13.1 million in 1996 owing to lower NPD sales contrasted with fixed manufacturing overhead. Aerospace Telemetry gross margins rose in dollars but declined as a percentage of sales because of the inclusion of lower-margin systems revenues in the second quarter of 1997. Microdyne Support Services gross margins were stable as a percentage of sales in 1997 versus 1996.

         SG&A expense decreased to $9.9 million in 1997 from $12.4 million in 1996. The decrease in SG&A expense reflects corporate and NPD cost reductions. Research and development expense was stable at $2.0 million in 1997 and $2.2 in 1996. Amortization expense was $0.7 million in 1997 versus $1.0 million in 1996.

         The Company recorded a $26.6 million restructuring charge in 1997. The components of that charge are detailed above in "Financial Information E General" and "Notes to Consolidated Financial Statements."

         Interest and other expense in both 1997 and 1996 is primarily interest expense associated with outstanding borrowings against the Company's line of credit. Interest expense in 1997 also includes interest associated with the Novell notes payable. The tax rates utilized in 1997 is 12.9% versus a 1996 rate 38%.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations through internally generated funds, and used external financing in connection with product-line and technology acquisitions and the repurchase of its common stock. In the first half of 1996, the Company used external funds to finance its operations, and at March 31, 1996, bank debt stood at $25.7 million. Since that time, the Company has worked to reduce its indebtedness by producing substantial cash flow from operations. Through these efforts, bank debt was reduced to $8.4 million at March 30, 1997.

         As of March 30, 1997, the Company's $8.4 million of bank debt consisted of a $0.7 million term note which is repaid in monthly payments and is scheduled to be fully satisfied in May 1997; and $7.7 million in outstanding borrowings under a revolving line of credit facility. On March 30, 1997, the Company had $1.2 million of cash and $6.8 million in unused line of bank credit. The revolving line of credit is scheduled to be reduced to $8.0 million at March 31, 1997 and to $5.0 million by June 30, 1997.

         In April 1996, the Company utilized cash and notes to purchase from Novell the exclusive, royalty-free perpetual right to market certain hardware and related technology which were previously sold by the Company under license from Novell, and to convert certain accounts payable. As of March 30, 1997, notes payable due Novell totaled $6.4 million, of which $2.6 million has been classified as a short-term obligation and $3.8 million as a long-term obligation on the March 30, 1997 Balance Sheet.

         During the first six months of fiscal 1997, cash provided by operating activities was $10.1 million. Capital expenditures were minimal. However, the Company believes that capital investment in its aerospace telemetry and outsourced technical services businesses will be required in order to achieve growth targets set for those businesses. Accordingly, the Company is prepared to make such investments as are required over the next twelve months.

         During the first six months of 1997, the Company repaid a total of $10.6 million of debt, including $9.1 million of bank debt and $1.5 million of other debt.

         The Company's restructuring had the result of decreasing accounts receivable (as product was taken back from distributors), inventories (as the value of inventory held by the Company was written down), and accounts payable (as less product was built). The Company believes the restructuring had little or no effect on cash.

         The Company believes its available cash, funds generated from operations, and funds available under its credit facilities should be sufficient to finance its continuing operations. The Company may from time to time consider the acquisition of businesses, products, or technologies that may require additional funds.

PART II. - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the Registrant was held March 17, 1997. Results of the voting for directors was as follows:

                                                Votes For           Votes Against       Abstained or Unvoted
Philip T. Cunningham                           12,786,908                  85,036                          0
Christopher M. Maginniss                       12,786,808                  85,136                          0
Curtis M. Coward                               12,786,708                  85,236                          0
Gregory W. Fazakerley                          12,786,886                  85,058                          0
H. Brian Thompson                              12,786,908                  85,036                          0

Item 6.  Exhibits and Reports.

(a)  No exhibits are enclosed herein.

(b) A Form 8-K was filed on March 29, 1997 relating to announcements made at Microdyne's Annual Meeting of Shareholders.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MICRODYNE CORPORATION
                                           ---------------------
                                           Registrant


Date:           May 13, 1997               /s/ Michael E. Jalbert
      ------------------------------       ---------------------------
                                           Michael E. Jalbert
                                           President and Chief Executive Officer
                                           [Duly Authorized Officer]



Date:           May 13, 1997               /s/ Christian J. Spitz
      ------------------------------       ----------------------
                                           Christian J. Spitz
                                           Vice President and Chief
                                           Financial Officer
                                           [Principal Financial Officer]