Form 10-Q
period 1997-06-29
MICRODYNE CORP
filed 1997-08-13
CIK 65743

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1997

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             CLASS                            OUTSTANDING AT JUNE 29, 1997
  ----------------------------                ----------------------------
  Common stock, $.10 par value                     12,898,564









                               Page 1 of 12 pages
                        Exhibit Index appears on page 12

                             MICRODYNE CORPORATION


                                     INDEX


                                                                    PAGE NUMBER

PART I -   FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Statements of Operations
           Three and nine months ended June 29, 1997
           and June 30, 1996                                               3

           Balance Sheets
           June 29, 1997 and September 29, 1996                            4

           Statements of Cash Flows
           Nine months ended June 29, 1997
           and June 30, 1996                                               5

           Notes to Consolidated Financial
           Statements                                                      6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                      7


PART II -  OTHER INFORMATION

Item 6.    Exhibits and Reports.                                          12

SIGNATURES                                                                12


                             MICRODYNE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Three Months Ended
Dollars and shares in thousands,                                          June 29,            June 30,
except per share data, unaudited                                            1997                1996
------------------------------------------------------------------------------------------------------
Revenue:
     Product                                                               $  4,017          $  3,905
     Service                                                                  8,508             3,633
                                                                           --------          --------
Total revenue                                                                12,525             7,538
Cost of product sold and service provided:
     Product                                                                  1,751             1,779
     Service                                                                  5,884             2,449
                                                                           --------          --------
Total cost of product sold and service provided                               7,635             4,228
     Gross profit                                                             4,890             3,310
Selling, general and administrative                                           2,357             2,122
Research and development                                                        409               377
                                                                           --------          --------
Income from operations                                                        2,124               811
Other (expense) income, net                                                    (197)             (481)
                                                                           --------          --------
Income from continuing operations before income taxes                         1,927               330
Income tax expense                                                              732               125
                                                                           --------          --------
Income from continuing operations                                          $  1,195          $    205
                                                                           ========          ========
Discontinued operations:
     Loss from operations, net of tax effect                                   (947)           (1,395)
     Loss on disposal, net of tax effect                                     (4,222)               --
                                                                           --------          --------
         Net loss from discontinued operations                               (5,169)           (1,395)
                                                                           --------          --------
Net loss                                                                     (3,974)           (1,190)
                                                                           ========          ========
     Earnings per share from continuing operations                         $   0.09          $   0.02
     Loss per share from discontinued operations                           $  (0.40)         $  (0.11)
                                                                           --------          --------
Net loss per share                                                         $  (0.31)         $  (0.09)
                                                                           ========          ========
Weighted average shares outstanding                                          12,877            12,811
                                                                           ========          ========
                                                                               Nine Months Ended
Dollars and shares in thousands,                                           June 29,         June 30,
except per share data, unaudited                                             1997             1996
----------------------------------------------------------------------------------------------------
Revenue:
     Product                                                               $ 13,069          $ 11,851
     Service                                                                 18,883            10,909
                                                                           --------          --------
Total revenue                                                                31,952            22,760
Cost of product sold and service provided:
     Product                                                                  5,612             5,589
     Service                                                                 13,327             7,334
                                                                           --------          --------
Total cost of product sold and service provided                              18,939            12,923
     Gross profit                                                            13,013             9,837
Selling, general and administrative                                           6,519             6,311
Research and development                                                      1,151             1,065
                                                                           --------          --------
Income from operations                                                        5,343             2,461
Other (expense) income, net                                                    (835)           (1,429)
                                                                           --------          --------
Income from continuing operations before income taxes                         4,508             1,032
Income tax expense                                                            1,716               392
                                                                           --------          --------
Income from continuing operations                                          $  2,792          $    640
                                                                           ========          ========
Discontinued operations:
     Loss from operations, net of tax effect                                (29,112)           (3,932)
     Loss on disposal, net of tax effect                                     (4,222)               --
                                                                           --------          --------
         Net loss from discontinued operations                              (33,334)           (3,932)
                                                                           --------          --------
Net loss                                                                   $(30,542)         $ (3,292)
                                                                           ========          ========
     Earnings per share from continuing operations                         $   0.22          $   0.05
     Loss per share from discontinued operations                           $  (2.59)         $  (0.31)
                                                                           --------          --------
Net loss per share                                                         $  (2.37)         $  (0.26)
                                                                           ========          ========
Weighted average shares outstanding                                          12,871            12,803
                                                                           ========          ========

   The notes on the following pages are an integral part of these statements

                             MICRODYNE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                 June 29,              September 29,
Dollars in thousands                                               1997                    1996
----------------------------------------------------------------------------------------------------
                                                            (unaudited)                 (audited)
                                                         ASSETS
CURRENT ASSETS
    Cash                                                     $    1,017                $    1,791
    Accounts receivable, net                                     15,103                     9,527
    Inventories                                                   4,546                     3,604
    Income tax receivable                                         1,541                     1,946
    Prepaid expenses and other                                      361                       384
    Current assets of discontinued operations                     6,285                    42,770
    Deferred income taxes                                         3,603                     1,053
                                                              ---------                 ---------
       Total current assets                                      32,456                    61,075
PROPERTY AND EQUIPMENT, net                                       2,252                     2,451
NON-CURRENT ASSETS OF
    DISCONTINUED OPERATIONS                                         225                    16,232
DEFERRED TAX ASSET                                                  146                       113
OTHER ASSETS                                                         34                       123
                                                              ---------                 ---------
                                                             $   35,113                $   79,994
                                                              =========                ==========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of
       long-term obligations                                 $    8,379                $   15,119
    Accounts payable                                              2,243                     1,579
    Accrued liabilities                                           6,046                     2,194
    Current liabilities of discontinued operation                 8,299                    13,507
                                                              ---------                  --------
       Total current liabilities                                 24,967                    32,399
LONG-TERM OBLIGATIONS
    net of current maturities                                     3,579                    10,539
NON-CURRENT LIABILITIES OF
    DISCONTINUED OPERATIONS                                         286                       532
STOCKHOLDERS' EQUITY
    Common stock, $.10 par value authorized
    50,000,000 shares, 12,898,564 shares
    issued and outstanding at June 29, 1997,
    and 12,832,203 shares issued and
    outstanding at September 29, 1996                             1,290                     1,283
    Additional paid-in-capital                                   10,308                    10,016
    Retained earnings (deficit)                                  (5,317)                   25,225
                                                             ----------                 ---------
       Total Stockholders' Equity                                 6,281                    36,524
                                                             ----------                 ---------
                                                             $   35,113                $   79,994
                                                             ==========                ==========

   The notes on the following pages are an integral part of these statements

                             MICRODYNE CORPORATION
                      Consolidated Statement of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                             Nine Months Ended
                                                                                          6/29/97           6/30/96
                                                                                          -------           -------
Increase (decrease) in Cash:
Cash flows from operating activities:
    Net loss                                                                         $    (30,542)       $   (3,292)

    Adjustments to reconcile net loss to net cash from operating activities:
          Depreciation and amortization                                                       427               370
          Provision for doubtful accounts receivable and
              inventory obsolescence                                                           --                --
          Loss on Discontinued Operations                                                  33,334             3,932
          Changes in assets and liabilities, net of effect of
              discontinued operations
                 (Increase) decrease in accounts receivable                                (5,576)              527
                 Increase in inventories                                                     (942)             (843)
                 Decrease (increase) in prepaid expenses                                       23              (348)
                 Decrease in other assets                                                      89                43
                 Decrease (increase) in income tax receivable                                 405              (240)
                 Increase in deferred tax asset                                            (2,583)             (468)
                 Increase in accounts payable and other accruals                            4,516               343
                                                                                      -----------       -----------

                    Net cash (used in) provided by continuing operations                     (849)               24
                    Net cash provided by (used in) discontinued operations                 13,704           (12,414)
                                                                                      -----------       -----------
                                                                                           12,855           (12,390)

Cash flows from investing activities:
    Additions to property and equipment                                                      (228)             (109)
                                                                                      -----------       -----------

                    Net cash used in investing activities                                    (228)             (109)

Cash flows from financing activities:
    (Payments on) issuance of bank debt                                                   (11,825)            1,100
    Issuance of notes payable                                                                  --             8,855
    Payments on notes payable                                                              (1,875)             (603)
    Issuance of common stock                                                                  299                20
                                                                                      -----------       -----------

                    Net cash (used in) provided by financing activities                   (13,401)            9,372
                                                                                      -----------       -----------

Net decrease in Cash                                                                         (774)           (3,127)

Cash at beginning of period                                                                 1,791             4,587
                                                                                      -----------       -----------

Cash at end of period                                                                 $     1,017       $     1,460
                                                                                      ===========       ===========






   The notes on the following pages are an integral part of these statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The interim financial information is unaudited. In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments which Microdyne Corporation ("Microdyne" or "the Company") considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial position of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year.

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

         In the third quarter of fiscal 1997, Microdyne accrued for taxes from continuing operations at a rate of 38%. Those taxes were then shown as a credit against the Company's loss from discontinued operations. In addition, a substantial portion of the tax benefit associated with net operating loss carryforwards has been reserved for in the accompanying financial statements due to uncertainty as to realization based upon current circumstances. The accrual of taxes in the fourth quarter will be dependent upon several factors, including whether the company records additional gains or losses from discontinued operations. Due to the substantial valuation allowance recorded, the Company does not expect to accrue taxes on earnings until such time as it exhausts available net operating loss carryforwards.

3. In the second quarter of fiscal 1997, management restructured its Networking Products business by reducing the amount of product held by distributors and realigning its product offerings with a new line of low-cost, high-performance adapter cards. The realignment of the Company's product lines included abandoning certain products and technology acquired during 1994 through 1996, resulting in the write-off of capitalized acquisition costs. The financial statement impact of the above actions was to record a restructuring charge, which is now reflected in the loss from operations of the discontinued operations, of $26,607,000, net in tax effect, which was comprised of the following:

      Write off of abandoned technology and product rights                  $  14,539,000
      Write down of inventories                                                 9,394,000
      Charges associated with product returns and distribution credits,
          net of release of associated reserves                                 2,674,000
                                                                             ------------
                                                                            $  26,607,000


4. In the third quarter, the Company elected to exit the Networking Products business and to discontinue its Networking Products Division. In association with the decision, the Company recorded a charge of $4,222,000 representing the anticipated loss on disposal, net of tax effects, of the division, and includes anticipated operating losses until the division is closed or sold. As of August 13, 1997, Microdyne had not signed definitive agreements for the sale of any assets, but had letters of intent for two such sales. Negotiations continue on such sales. There can be no assurance, however, that such negotiations will result in definitive agreements being reached.

         The liabilities associated with the discontinued operation of the accompanying balance sheet at June 30, 1997 includes trade accounts payable of $3,600,000 and accrued liabilities and other obligations arising as a result of the disposal of $4,985,000. At the present time, the contemplated transactions involving the sale of the assets or rights of the discontinued business do not provide for the buyer assuming a substantial portion of these obligations. However, the Company is also negotiating to reduce certain of its liabilities, although the outcome of such negotiations is unknown as of this filing and the relief the Company may be given cannot be estimated. Any relief will be accorded appropriate accounting treatment in the quarter in which such an event occurs.

5. As a result of the discontinued operations presentation of the above disposal, the accompanying 1996 financial statements have been restated.

PART 1. - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         Microdyne Corporation ("the Company" or "Microdyne") has three businesses: products and systems integration for aerospace telemetry, which is carried out through the Aerospace Telemetry Division ("ATD"); outsourced technical services, which is carried out through its SSD Division ("SSD"); and networking products, which is carried out through its Networking Products Division ("NPD").

         The first two of these business have performed and continue to perform very well, yielding steady revenue and income growth. The Company believes demand for ATD's products is strong and that such demand should continue. In 1997, ATD has seen an increasing number of orders from multiple sources, including government procurements and satellite-based communications, as well as its largest-ever systems integration contract; with the result that the year-over-year revenue increase for that division is likely to approach 60%. In the three months ended June 29, 1997, the division booked $6,204,000 of orders, an 81% increase from the $3,425,000 booked in the same period of FY1996. A substantial portion the orders placed in the third quarter of FY1997 are scheduled for delivery in FY1998.

         Microdyne's SSD Division's (formerly called Microdyne Support Services) revenue continues to meet the Company's revenue and profit contribution expectations. In January 1997, the Company signed a contract to handle certain overflow telephone technical support calls and, in March 1997, SSD opened an independent call center in Carson, California in support of that contract. In May, 1997, SSD was informed by a customer that it had been selected to provide services over a four-year period with an estimated annual value of $4,000,000 to $5,000,000; the Company has negotiated a contract; expects to begin deriving revenue from that contract in September 1997, and will open a new call center in Southern California.

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

         Microdyne restructured NPD in March 1997 to make it more competitive and restore its profitability. The Company wrote down its existing investments in adapter card technology, as well as its investment in marketing rights to the Novell brand name. The Company took a charge of $14,539,000 to effect this write down of intangible assets. The Company also discontinued certain NPD product lines in which it is no longer competitive, incurring $2,674,000 in charges; and wrote down the value of its inventory by $9,394,000.

         In the third quarter of fiscal 1997, further events led the Company to conclude that it should exit the networking products business. These events included a further decrease in adapter card prices and decreased sales of NPD's products through distributors, with the result that the division continued to be unprofitable. On June 16, 1997, the Company announced it would exit the networking products division and would attempt the sale of the division, its product lines, or its assets.

         Microdyne is treating its networking products business as a discontinued operation effective with the third quarter of fiscal 1997, and has restated prior periods accordingly.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 29, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

         Revenue from continuing operations for the third quarter of fiscal year 1997 increased to $12,525,000 from $7,538,000 in the second quarter of fiscal year 1996, an increase of 66%.

         Aerospace Telemetry Division revenue was $7,873,000 in the third quarter of fiscal 1997 compared to $3,985,000 in 1996, an increase of 98%. This increase was due to increased demand for its products and the recognition of $3,856,000 of revenue from system integration contracts, primarily one with the Italian Ministry of Defense. The division began recognizing revenue under that contract in December 1996.

         SSD revenue was $4,652,000 in the third quarter of fiscal 1997 versus $3,553,000 in the third quarter of fiscal 1996, an increase of 31%. The revenue increase was due to increased demand for the division's teleservices and product repair capabilities, including revenue from the division's new Torrance, California call center.

         Gross profit from continuing operations was 39.0% of revenue, or $4,890,000 in the third quarter of 1997; compared to $3,310,000, or 43.9% of revenue, in the third quarter of fiscal 1996. The decline in gross profit as a percentage of sales was due principally to increased revenue in 1997 from ATD system integration contracts, which have a lower gross profit contribution than ATD's traditional products. Gross profit as a percentage of sales at SSD declined slightly from 1996 to 1997.

         SG&A expense was $2,357,000 in the third quarter of fiscal 1997, an increase of 11.1% from the $2,122,000 reported in the third quarter of fiscal 1996. As a percentage of revenue, however, SG&A fell to 18.8% in 1997 from 28.2% in 1996. This decrease as a percentage of revenue was due principally to the relative growth rates of revenue and SG&A at ATD. Going forward, Microdyne will continue its efforts to reduce SG&A expense as a percentage of sales. Research and Development expense was relatively stable at $409,000 in the third quarter of fiscal 1997 and $377,000 in the third quarter of fiscal 1996, reflecting R&D activities at ATD.

         Income from continuing operations rose 161.9%, to $2,124,000, in the third quarter of fiscal 1997 from $811,000 in the third quarter of fiscal 1996. As a percentage of revenue, income from continuing operations was 17.0% in 1997 versus 10.8% in 1996. The improvement as a percentage of sales reflects the spreading of corporate and other SG&A expenses over a broader revenue base.

         Interest and other expense declined to $197,000 in the third quarter of fiscal 1997 from $481,000 in the third quarter of fiscal 1996. The decline reflects lower outstanding borrowing in 1997. The Company recorded an accrual for income taxes at a rate of 38% in the quarter in both 1997 and 1996.

         Net income from continuing operations was $1,195,000, or 9.5% of revenue, in the third quarter of fiscal 1997, versus $205,000, or 2.7% of revenue, in the third quarter of fiscal 1996. The year-to-year increase of 483% reflects higher revenue and improved operating performance.

         Microdyne reported a loss from discontinued operations, net of tax effect, of $947,000 in the third quarter of fiscal 1997, versus a loss of $1,395,000 in the third quarter of fiscal 1996. The losses in each quarter reflected the inability of the Networking Products Division to cover operating costs from gross profits on product sales. NPD product sales reflected in these results were $9,162,000 in the third quarter of fiscal 1997 versus $17,046,000 in the third quarter of fiscal 1996.

         The Company also recorded a loss on disposal of discontinued business, net of tax effect, of $4,222,000 in the third quarter of fiscal 1997. See Notes to Consolidated Financial Statements and the Financial Information - General section, above.

NINE MONTHS ENDED JUNE 29, 1997 COMPARED TO NINE MONTHS ENDED MARCH 31, 1996

         Revenue from continuing operations for the first nine months of fiscal year 1997 increased 40.4%, to $31,952,000 from $22,760,000 in the first nine months of fiscal year 1996. Aerospace Telemetry Division revenues rose 58.3%, to $19,292,000 from $12,190,000 on the strength of both hardware revenue, which rose 10.3% from the first nine months of fiscal 1996, and systems integration revenue, which contributed $6,299,000 in revenue in fiscal 1997. SSD's revenues of $12,660,000 showed an increase of 19.8% from the first nine months of fiscal 1996.

         Gross profit from continuing operations increased to $13,013,000 in 1997 from $9,837,000 in 1996, an increase of 32.3%. Aerospace Telemetry gross margins rose in dollars but declined as a percentage of sales because of the inclusion of lower-margin systems revenues in the second and third quarters of 1997. SSD gross margins declined slightly from year to year.

         SG&A expense increased to $6,519,000 in the first nine months of fiscal 1997 from $6,311,000 in the comparable period of 1996, but decreased as a percentage of sales to 20.4% from 27.7% in 1996. The improvement reflects the spreading of SG&A expense over a increased sales base in 1997. R&D expense was essentially stable at $1,151,000 in 1997 from $1,065,000 in 1996.

         Interest and other expense declined to $835,000 from $1,429,000, reflecting lower borrowings in 1997; and income taxes were accrued at a rate of 38% in both periods. Net income from continuing operations was $2,792,000 in the first nine months of fiscal 1997 versus $640,000 in the same period of fiscal 1996. The improvement is attributable to higher revenue, higher gross profit, improved expense control, and lower interest expense.

         Microdyne reported a loss from discontinued operations, net of tax effect, of $33,334,000 in the first nine months of fiscal 1997, versus a loss of $3,932,000 in the same period of fiscal 1996. The losses in each period reflected the inability of the Networking Products Division to cover operating costs from gross profits on product sales and the restructuring of NPD in the second quarter of fiscal 1997. NPD product sales reflected in these results were $21,963,000 in fiscal 1997 versus $52,388,000 in fiscal 1996.

         The Company recorded a $26,607,000 restructuring charge in the second quarter of 1997 for the Networking Products Division, which is now a discontinued operation, and a further $4,222,000 in the third quarter for anticipated loss on disposal of the division's assets. The components of those charges are detailed above in "Financial Information - General" and "Notes to Consolidated Financial Statements."

LIQUIDITY AND CAPITAL RESOURCES

         From a peak quarter-end bank debt of $25,700,000 at March 31, 1996, the Company has worked to reduce its indebtedness by producing substantial cash flow from operations. Through these efforts, bank debt was reduced to $5,973,000 at June 29, 1997.

         The final installment of the company's term note was paid in May 1997, leaving $5,973,000 in outstanding borrowings under a revolving line of credit facility. On June 29, 1997, the Company had $1,017,000 of cash and $1,027,000 in unused line of bank credit. The Company's bank waived a requirement that Microdyne's bank debt be reduced to $5,000,000 by June 30, 1997. At June 30, 1997, the Company's total line of credit was $7,000,000.

         In April 1996, the Company utilized cash and notes to purchase from Novell the exclusive, royalty-free perpetual right to market certain hardware and related technology which were previously sold by the Company under license from Novell, and to convert certain accounts payable. As of June 29, 1997, notes payable due Novell totaled $5,985,000, of which $2,406,000 has been classified as a short-term obligation and $3,579,000 as a long-term obligation on the June 29, 1997 Balance Sheet.

         During the first nine months of fiscal 1997, net cash provided by continuing and discontinued operations was $12,855,000, and capital expenditures were minimal. However, the Company believes that capital investment of at least $3,000,000 will be required in its aerospace telemetry and outsourced technical services businesses in order to achieve growth targets set for those businesses. Accordingly, the Company is prepared to finance such investments as are required over the next twelve months and is currently examining various means of financing such investment. The Company's current line of credit expires on September 29, 1997. The Company is currently negotiating with its bank for a new credit facility providing up to $12,000,000 in borrowing capacity.

         During the first nine months of 1997, the Company repaid a total of $13,700,000 of debt, including $11,800,000 of bank debt and $1,900,000 of other debt.

         The Company's restructuring had the result of decreasing accounts receivable (as product was taken back from distributors), inventories (as the value of inventory held by the Company was written down), and accounts payable (as less product was built). The Company's decision to exit the Networking Products business and its charge of $4,222,000 to effect this exit will represent an expenditure of cash in the fourth quarter of FY1997 and beyond.

         The restructuring, coupled with losses incurred in exiting the Networking Products business, has created a net operating loss (NOL) carryforward of approximately $32,000,000. Microdyne has recognized $3,603,000 as a deferred tax asset related to this carryforward as of June 29, 1997, and will recognize additional amounts as warranted by improvement in net income from continuing operations. The impact of the NOL is to allow Microdyne to keep as cash funds that would otherwise be accrued and paid as taxes.

         The Company believes its available cash, funds generated from operations, tax savings due to the NOL, and funds available under its credit facilities should be sufficient to finance its continuing operations. The Company may from time to time consider the acquisition of businesses, products, or technologies that may require additional funds.

BUSINESS ENVIRONMENT AND RISK FACTORS

         The statements in this Management's Discussion and Analysis contain forward-looking information that involves a number of risks and uncertainties, the possible realization of which could have material adverse effects on the Company's future operating results. Factors that may cause actual results to differ materially include: uncertainty associated with operating the discontinued NPD; the likelihood that NPD's assets will be disposed of in a timely and economic fashion; dependence upon a limited customer base at SSD; limited product lines and service offerings relative to other suppliers; the company's success in identifying, acquiring and incorporating commercially successful technology, products or businesses, and in identifying and taking advantage of growth opportunities; contractual agreements between Microdyne and other companies; NPD's reliance upon distributors to continue to sell networking products; fluctuations in the Company's quarterly results of operations and the timing of orders from customers; the Company's relationships with sources of external financing; and the risk factors listed from time to time in the Company's SEC filings, including but not limited to the S-3 Registration Statement dated November 9, 1995; the Annual Report on Form 10-K for the year ended September 29, 1996; and the Quarterly Reports on Form 10-Q for the quarters ended December 29, 1996 and March 30, 1997.

         Any shortfall in revenue or earnings from the levels expected by the financial community could have an immediate and significant effect of the trading price of the Company's common stock in any given period. Moreover, as in the first quarter of fiscal 1996, the Company may not learn of such shortfalls until late in the fiscal quarter as a result of historical ordering patterns. Late receipt of this information could result in an even more immediate and adverse effect on the trading price of the Company's stock.

PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports.

(a)   No exhibits are enclosed herein.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MICRODYNE CORPORATION
                                      Registrant


Date:       August 12, 1997           /s/ Michael E. Jalbert
      --------------------------      ----------------------
                                      Michael E. Jalbert
                                      President and Chief Executive Officer
                                      [Duly Authorized Officer]



Date:        August 12, 1997          /s/ Massoud Safavi
      --------------------------      ----------------------
                                      Massoud Safavi
                                      Vice President and Chief
                                      Financial Officer
                                      [Principal Financial Officer]