Form 10-K
period 1997-09-28
MICRODYNE CORP
filed 1997-12-24
CIK 65743

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


              Annual Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 1997
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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.( )

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, BASED ON THE AVERAGE BID AND ASKED PRICES, APPROXIMATES $79,837,795 AS OF THE CLOSE OF BUSINESS ON DECEMBER 15, 1997.

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE CLOSE OF BUSINESS ON DECEMBER 15, 1997 IS 13,034,742 SHARES OF COMMON STOCK, $0.10 PAR VALUE.

DOCUMENTS INCORPORATED BY REFERENCE: THE INFORMATION REQUIRED BY PART III (ITEMS 10, 11, 12, AND 13) IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT REQUIRED TO BE FILED PURSUANT TO REGULATION 14A.

SEE PAGE 35 FOR INDEX OF EXHIBITS.

===============================================================================

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

   Microdyne Corporation ("Microdyne" or "The Company") is engaged in two businesses in three industries: aerospace electronics, communications equipment and outsourced technical support services industries.

   - Through its Aerospace Telemetry Division, Microdyne designs, manufactures, and markets aerospace telemetry receivers, combiners, and signal simulators for use in data gathering and analysis. The division also provides telemetry systems consultation, evaluation, design, integration and installation services.

   - Through its outsourcing Support Services Division, Microdyne provides outsourced technical services, including telephone technical support and warranty repair services, for electronic products companies.

   Microdyne's operations in the networking products segment of the data communications industry, conducted by its Networking Products Division, were discontinued in 1997.

   The following table sets forth revenue from each of Microdyne's continuing divisions for fiscal years 1995, 1996 and 1997:

                          Aerospace      Outsourced
                          Telemetry        Support
In Thousands of Dollars    Division       Services        Total
--------------------------------------- ----------------------------
1995                       $  17,358     $  12,100     $  29,458
1996                          17,033        14,426        31,459
1997                          26,240        17,381        43,621

AEROSPACE TELEMETRY

Overview

   Data gathering and analysis is a basic requirement in the testing and evaluation of any process or operation. When the process or device being measured is close at hand, it is a relatively simple task to attach probes, sensors or other measuring devices to the object. These devices convert physical measurements (e.g., temperature, rotation, pressure) into a variable stream of electrical current. The current flows over wires and is either shown on an analog display (a thermometer or voltmeter, for example) or converted into digital form and fed into a computer file. This well-established practice works well so long as the object or process to be measured is sufficiently close to permit wires to connect those probes and sensors, with the computer logging the resulting output.

   Telemetry is the technology of measuring various equipment performance parameters at a distance, and is required when the object under test is moving too quickly or is at too great a distance to use direct connection. Information may consist of readings from hundreds of sensors recording such things as heat, vibration, stress and operational performance. Each sensor will produce its own data stream, which must be transmitted and captured. In telemetry, data is gathered, multiplexed, and transmitted at microwave frequencies, usually in a continuous rapid burst form, toward a ground station. There, a highly selective radio receiver gathers the information. In other applications such as weather satellites or space vehicles, the information will consist of data and video transmissions. The U.S. Government operates several hundred ground stations, each of which may have racks of telemetry receivers. Other governments also operate a great number of sites.

   Since 1968, Microdyne has manufactured telemetry receivers, sophisticated radio receivers that can accurately tune in and hold the telemetry signals from aircraft and space vehicles. During the past several years, Microdyne has expanded and updated its telemetry product line, including the addition of card-level products that perform essentially the same functions as the Company's traditional rack-mounted devices. While there is and will continue to be a substantial market for stand-alone rack-mounted products, two trends are pushing telemetry receivers toward becoming board-level systems with computer control. First, very powerful personal computers can process telemetry data at rates previously unattainable. Second, telemetry receivers are increasingly being used in mobile environments such as aircraft and on board ships, where the


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

receivers' light weight and compactness are an advantage over larger rack mounted devices. The Company's new telemetry products include:

   - A single-card telemetry receiver designed to plug into a VME, VXI or PC bus.

   - A board-level diversity combiner which is a special device to take the input of two or more telemetry receivers, each of which has been tuned to the same sets of frequencies, but at different polarity, and combine those two signal streams into one continuously readable data stream. This type of product is required whenever the telemetry stream comes from a vehicle that is maneuvering or rotating.

   - A cosecant squared tracking antenna utilized for short and long range tracking facilities. The model controller provides both manual control and auto track functions with programmable features. The antennas are available in fixed, mobile and transportable configurations.

   - A compact, lightweight, low power consumption telemetry receiver with AC or DC power supplies.

   - A data simulator that uses state-of-the-art digital processing techniques to generate multiple modulation formats covering both narrow and wide deviations and data rates. Typically used as a bore-site source for test range system calibration, it can also be used as a satellite uplink, command generator or test signal source for bench level calibration and service.

   Other Aerospace Telemetry products include compact telemetry receivers; specialized and transportable antennae; a sophisticated signal simulation source for use in calibrating telemetry equipment and systems, to ensure that a system is set up correctly and fully operational prior to a mission; and diversity combiners that allow data loggers to record an uninterrupted stream of data from two receivers, regardless of the polarity of the signal from the telemetry source.

   The Company has long been a supplier of telemetry receivers to system integrators, both in the U.S. market and internationally. Since 1989, Microdyne has actively bid on mid-size systems integration contracts which typically range from $500,000 to $15 million.

   The growth of the Aerospace Telemetry market may be augmented by several factors. First, there is a need to upgrade telemetry systems installed in the 1970s. Second, scientists' desire to take more detailed and more frequent measurement of physical processes, coupled with the ability to process data input more quickly, is leading to requirements for wider bandwidth receivers. Third, planned launches of low-earth-orbit ("LEO") satellites to facilitate new communications services may spur demand for the installation of new ground stations, each of which must be equipped with telemetry equipment.

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

   - New card-level receivers. Microdyne has received requests for proposals from organizations with requirements for lower-cost receivers for use in a variety of applications. One near-term opportunity is for receivers to capture and process data from NASA's "Mission to Planet Earth" satellite series. Ground stations would be encouraged at schools and universities for students to study real-time data from these satellites. Lower-cost board-level Microdyne receivers may be used for such applications.

   - Systems Integration Services. During 1997, Microdyne bid and was awarded a systems integration contract with the Italian Ministry of Defense. This contract marked the entry of Microdyne's Aerospace Telemetry Division into the mid-size telemetry systems integration services. Microdyne plans to maintain and expand the systems integration services it provides to existing and new customers in the midsize telemetry systems integration contracts markets.

   While each of the preceding are prospective opportunities, each opens a new, multi-million-dollar market to the Company. There can be no assurance, however, that the Company will realize such opportunities.

--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

Marketing and Sales

   Telemetry systems are used in a variety of applications involving missiles, aircraft, satellites and other space vehicles. The four major user groups include government testing ranges, aerospace companies engaged in the development and manufacture of missiles and satellites, companies that design and manufacture antennae used in tracking and receiving signals being sent from missiles and satellites, and meteorological systems used to gather weather data.

   Microdyne markets its products and related systems integration services directly to these user groups primarily through a sales and marketing department located at the Company's Ocala, Florida facility as well as through independent agents. Because most telemetry products and related systems integration services are purchased directly or indirectly with government funding, much of Microdyne's marketing effort is channeled into establishing and maintaining name and product recognition for the Company with government agencies and aerospace and defense contractors. Microdyne also undertakes projects combining the Company's telemetry components and subsystems with those of other manufacturers for customers worldwide. To service these customers, Microdyne maintains customer support operations in countries around the world.

   U.S. Government agency and U.S. Government prime contractor revenue in fiscal 1997 was $8.3 million, or 31.6% of total Aerospace Telemetry revenue, compared to $9.3 million, or 54.7% in 1996. The telemetry industry is dependent upon U.S. Government procurement and can be adversely affected by any substantial decreases in direct U.S. Government purchases of the Company's products and services, or in indirect purchases of products acquired under U.S. Government contract. The Company believes there is growth potential both in domestic and international markets. To address international opportunities, the Aerospace Telemetry Division has established a sales office in London, and also uses international manufacturers' representatives.

Research and Development and Manufacturing

   Expenditures for Aerospace Telemetry research and development totaled $1.6 million, or 6.1% of telemetry revenue in 1997. This compared to $1.5 million, or 8.8% of telemetry revenue in 1996 and $1.4 million, or 8.0% of revenue in 1995. Microdyne maintains a telemetry products manufacturing facility in Ocala, Florida.

Competition

   The Company believes the market for telemetry products and related systems integration services has entered a new growth stage after a period of years of stable revenues. Microdyne believes that of marketers of telemetry receivers sold for use in research, development, test and evaluation, the Company has the largest market share for such products sold in the world. However, the market for defense electronics, and systems integration services in particular, is very competitive and marked by a shift toward fewer, but much larger vendors. Microdyne believes that the relative maturity of the overall defense electronics market could attract competition from vendors in related fields of defense electronics that are seeking to expand total corporate sales by leveraging relationships with existing customers to include additional product lines in ancillary fields.

OUTSOURCING  SUPPORT SERVICES

Overview

   There has been a growing trend in recent years toward providing human resources from third-party organizations - "outsourcing" - of both technical and non-technical positions in industry. Outsourcing enables an organization to cope with changes in growth, seasonality, and constraints on the number of full-time workers counted as employees. Outsourcing allows an organization to focus its internal and human resources on activities which will create the highest rate of return. Outsourcing may also lower an organization's cost of doing business. Examples of outsourcing include staffing and operating telephone technical support centers, warranty repair, and after-warranty service centers.

Since 1989, the Company has provided outsourced services to one large electronics manufacturer. The activities performed in behalf of this customer include telephone technical support, component and board repair, warranty administration, and the operation of a large transit warehouse. Microdyne provides its cus-


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

tomer with trained personnel, including, as of September 28, 1997, a staff of 390 full-time and 217 part-time employees in the customer's facilities near Los Angeles, California and in Indianapolis, Indiana was well as in Microdyne's own facility in Southern California. The Company's revenue is based on the number of telephone technical support minutes spent on a service call, the number of units repaired or refurbished, or, alternately, the number of employees assigned to each aspect of the customer's business, the number of hours worked by those employees and the rate at which Microdyne is paid for such services.

   In September 1997, Microdyne opened its new 300 seat telephone technical support (TTS) facility in Southern California. The facility is expected to provide Microdyne with the ability to provide both telephone technical support and warranty repair services to its customers from one location.

   The Company maintains a contract with its customer which was renewed for a period of five years in March 1996. Microdyne has also signed an additional contract with another customer which began in October of 1997.

Marketing

   Microdyne believes it has the skills and depth of management to expand its outsourcing Support Services business. While the Company's primary focus is maintaining and expanding its relationship with its current customer, and has signed a contract with another manufacturer effective October 1997, Microdyne believes it has the resources and qualifications to serve other customers, and is currently exploring ways to capitalize on its expertise. There can be no assurances that the Company will gain other new customers through such efforts.

Competition

   The competition for outsourcing Support Services is both in-house sourcing and other organizations that specialize in outsourcing. Competitors in this rapidly growing industry vary in both their size and in the scope of their services. In a very competitive environment, Microdyne's outsourcing customers may, upon notice, sever their contracts with the Company and elect to perform these tasks either using its own employees or a third-party support vendor. The Company believes its relationship with its customer is excellent, and is evidenced by the fact that the level of work performed for the customer has expanded significantly during the past two years. Also, for the past four years, the Company's customer has been ranked #1 in customer service in its product area by a respected periodical.

   Microdyne seeks to reduce the risk of being displaced by either in-house staff or another third-party provider by continually recruiting highly skilled staff to meet the customer's growing requirements, by upgrading the work skills of its staff through training, and by providing its staff with a career path to reduce turnover and increase efficiency so as to lower costs to the customer. In September 1997, Microdyne opened a new telephone technical support facility in Southern California, near Los Angeles, which should also provide the Company with additional capacity and flexibility to expand services to its current and future customers from one location.

DISCONTINUED OPERATIONS

   During fiscal year 1997, the operations of Microdyne's Networking Products Division (NPD) were restructured and subsequently discontinued. Prior to the discontinuance of its operations, NPD designed, manufactured, marketed and supported a broad line of data communications hardware products that facilitated inter-computer communications via local area networks (LANs). Local area networks connect groups of personal computers, file servers, printers and other devices, thereby facilitating communications among those devices.

   The operations of the Networking Products Division were discontinued after 18 months of disappointing financial performance results for the division. The disappointing performance and subsequent decision to dispose of the division by Microdyne were the result of several inherent economic and competitive factors of the networking products segment of the data communications industry. Among these factors are intense price competition, thinning gross profit margins, capital intensive product development, increasingly short product life cycles, and economies of scale (which adversely affect relatively small competitors in this industry such as Microdyne). Based upon an evaluation of the factors described above, the financial results of the division, and an evaluation of the future prospects for the company and industry, Microdyne elected to exit the networking products business and focus on its two other divisions.


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

   The decision to discontinue the Networking Products Division's operations was made and announced in June 1997. As of December 15, 1997, the plan for the disposal of the assets of NPD has been substantially completed. The completion of the disposal of the assets of the Networking Products Division included an agreement to license its Fast Ethernet ISA adapter card product line and technology to Intel Corporation (completed in November 1997) and an agreement with Sundaynet Computer Company Ltd. to license the NE2000plus series Ethernet adapter technology and trade dress rights. In addition, Microdyne wrote down or disposed of substantially all of its inventory by December 15, 1997. The sale of the fixed assets of the Networking Products Division was achieved through an auction held during October 1997. Microdyne is in the process of collecting or writing off any remaining accounts receivable and issuing any credits that may be necessary to resolve all remaining accounts receivable balances.

   The sale or disposal of the assets of the Networking Products Division did not entail the assumption of liabilities by the purchasers of the assets. As such, Microdyne has made provision for, and will continue to recognize, all remaining liabilities of the discontinued division. This provision includes, but is not limited to, future returns and repair work for products previously sold and still under warranty.

   Microdyne's Management's Discussion and Analysis (MD&A), as well as its Financial Statements and accompanying Notes, include additional details regarding the amounts and accounting treatment of the restructuring reserve and loss on disposal of the discontinued operations. The MD&A, Financial Statements and Notes are included elsewhere in this Form 10K.

PATENTS AND PROPRIETARY RIGHTS

   The Company does not consider that its business is dependent upon patent protection. Nevertheless, the Company is subject to the risk of adverse claims and litigation alleging infringement of the proprietary rights of others. From time to time the Company has received claims of infringement of other parties' proprietary rights. Although the Company believes that it does not infringe the valid patents of others, there can be no assurance that third parties will not assert infringement claims in the future with respect to the Company's current or future products, or that any such claims will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms.

UNITED STATES GOVERNMENT CONTRACTS

   During fiscal 1997 and 1996, $8.3 million, or 19%, and $9.3 million, or 29%, respectively, of Microdyne's total sales from continuing operations were derived from contracts and subcontracts involving the U.S. Government and its agencies. For fiscal 1997 and 1996, U.S. Government sales as a percentage of each activity's sales were as follows:

                                                   Fiscal 1997       Fiscal 1996
                                                   -----------       -----------
               Aerospace Telemetry                         32%               55%
               Outsourcing Support Services                 0%                0%

BACKLOG

   Revenue backlog believed to be firm amounted to $10.8 million at September 28, 1997, and $3.6 million at September 29, 1996. Backlog by activity was as follows:

                                                   Fiscal 1997       Fiscal 1996
                                                   -----------       -----------
               Service                               7,495,000         -
               Product                               3,310,000         3,663,000

   The Company does not believe backlog is a meaningful indicator of future business trends. Aerospace Telemetry backlog is dependent upon the receipt or renewal of U.S. and foreign government contracts, the timing over which the Company has no control.

EMPLOYEES

   As of November 30, 1997, Microdyne had 599 full-time and 249 part-time employees. None of


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

Microdyne's employees is covered by a collective bargaining agreement. The Company believes its labor relations to be generally good. Employment by operation is as follows:

                                       November 30, 1997          September 29, 1996
                                       -----------------          ------------------
                                   Full-time      Part-time   Full-time      Part-time
                                   ---------      ---------   ---------      ---------
     Aerospace Telemetry.........       198             1          152             0
     Outsourcing Support Services       369           247          271           160
     Corporate ..................        22             1           19             2
     Networking Products (1).....        10             0          138             0
                                     ------         -----        -----         -----
          Total..................       599           249          580           162
                                     ======         =====        =====         =====

--------
(1) Discontinued in June 1997.

   Aerospace Telemetry employees are located principally in Ocala, Florida; outsourcing Support Services employees are located at customer-owned facilities near Los Angeles, California and in Indianapolis, Indiana. Corporate employees are located in Alexandria, Virginia. Employees of the discontinued Networking Products Division were located principally in Alexandria, Virginia and San Jose, California.

INDUSTRY SEGMENTS AND OTHER DATA

ITEM 2. PROPERTIES.

   At September 28, 1997, the Company's principal facilities consist of the following:

  Location        Facility Size  Own/Lease                      Function
--------------    --------------    ------    -----------------------------------------------------
Alexandria, VA    26,000 sq. ft.    Leased    Headquarters, outsourcing Support Services mktg/sales
Ocala, FL        112,000 sq. ft.     Owned    Aerospace Telemetry Division
Torrance, CA      41,471 sq. ft.    Leased    Outsourcing Support Services TTS and warranty repair

   A portion of the Ocala facility was financed by industrial revenue bonds, which were repaid in October 1996. The Ocala facility includes 5.5 acres of land. During October 1997, the Company's headquarters and the outsourcing Support Services Division were moved to a new facility within the same Alexandria, Virginia location. This size of the new location is approximately 9,100 square feet.

ITEM 3. LEGAL PROCEEDINGS

   The Company is not aware of any material legal proceedings against it at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted during the fourth quarter of fiscal 1997 to a vote of security holders, either through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock is traded on the NASDAQ National Market under the symbol MCDY. The following table sets forth for the fiscal periods indicated the high and low sales prices of the Common Stock, as reported on the NASDAQ National Market.

               Fiscal Year Ended September 28, 1997         Fiscal Year Ended September 29, 1996
               ------------------------------------         ------------------------------------
                          Quarter ended:                               Quarter ended:
                          --------------                               --------------
             12/31/96   3/31/97    6/30/97    9/28/97    12/31/95   3/31/96    6/30/96     9/29/96
             --------   -------    -------    -------    --------   -------    -------     -------
High           8.500      6.500      6.000      6.625     31.250     17.750      9.750      7.000
Low            4.813      4.500      3.688      4.250     14.750      5.750      6.375      4.375

   As of December 15, 1997, there were an estimated 890 holders of record of the Common Stock. The Company estimates there are approximately 6300 shareholders whose shares are held in "street" name. During the fiscal year ended September 28, 1997, there were no unregistered sales by the Company of the Company's securities.


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA.

STATEMENT OF OPERATIONS DATA:

                                                             Years Ended
                                 --------------------------------------------------------------------------
                                   September 30,  September 30,   October 1,  September 29,   September 28,

                                        1993         1994           1995          1996           1997
                                        ----         ----           ----          ----           ----
                                               (in thousands, except per share data)
Revenue:
  Product                             $11,081      $11,385        $16,807        $16,602       $17,398
  Service                               7,528        8,891         12,651         14,857        26,223
                                      -------      -------       --------      ---------     ---------
Total revenue                          18,609       20,276         29,458         31,459        43,621
Cost of goods and services provided    10,814       11,633         16,076         17,701        25,473
                                       ------      -------       --------      ---------     ---------
Gross profit                            7,795        8,643         13,382         13,758        18,148
Gross margin as a percentage of           42%          43%            45%            44%           42%
sales
Selling, G&A Expense                    5,420        5,232          6,430          7,189         8,511
SG&A as a percentage of sales             29%          26%            22%            23%           20%
Research and development                1,110        1,184          1,389          1,466         1,609
                                     --------      -------       --------      ---------     ---------
R&D as a percentage of sales               6%           6%             5%             5%            4%
Earnings from continuing operations     1,265        2,226          5,563          5,103         8,028
Other expense, net                       (542)        (554)        (1,820)        (1,831)         (994)
                                      --------     --------      ---------     ----------    ----------
Pre-tax earnings from continuing          723        1,672          3,743          3,272         7,034
operations
Provision for Income Taxes               (275)        (635)        (1,422)        (1,243)       (1,876)
                                      --------     --------      ---------     ----------    ----------

Net Earnings from Continuing           $  448      $ 1,037        $ 2,321        $ 2,029       $ 5,158
Operations                             ------      -------       --------      ---------     ---------

Discontinued Operations
  Operating income (loss)               1,062        3,562         10,273         (4,973)      (29,381)
  Loss on disposal                          -            -              -              -        (4,222)
                                     --------     --------       --------      ---------     ----------
Net income (loss), discontinued
   operations                           1,062        3,562         10,273         (4,973)      (33,603)
                                      -------      -------       --------      ----------    ---------

Net income (loss)                     $ 1,510      $ 4,599       $ 12,594      $  (2,944)    $ (28,445)
                                      =======      =======       ========      ==========    ==========

Net Earnings (Loss) per Share,
   continuing operations               $ 0.03       $ 0.08         $ 0.18       $   0.16       $  0.40
Net Earnings (Loss) per Share,
discontinued operations                $ 0.08       $ 0.27         $ 0.78       $  (0.39)     $  (2.61)
Earnings (loss) per share              $ 0.11       $ 0.35         $ 0.96       $  (0.23)     $  (2.21)
Weighted average shares (000's)        14,428       13,088         13,096         12,811        12,873

BALANCE SHEET DATA
                                   September 30,  September 30,   October 1,  September 29,   September 28,

                                         1993         1994           1995         1996           1997
                                         ----         ----           ----         ----           ----

Cash, cash equivalents, and
  short-term investments              $  2,135      $  2,628       $  4,587     $  1,791        $1,056
Working capital                         19,965        22,744         40,572       28,676        14,413
Total assets                            48,174        55,840        110,382       79,994        34,541
Long-term obligations                      817        11,675         16,999       11,071         9,698
Total stockholders' equity              26,094        18,290         39,488       36,524         8,402




--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

   The following table sets forth certain unaudited quarterly financial information for each of the Company's last eight quarters.

Dollars in thousands                               1Q97       2Q97       3Q97      4Q97       1997
------------------------------------------------------------------------------------------------------
Revenue:
  Product                                         $4,690     $4,361     $4,017      $4,330   $17,398
  Service                                          3,971      6,404      8,508       7,340    26,223
                                                   -----     ------     ------      ------   -------
Total revenue                                      8,661     10,765     12,525      11,670    43,621
Cost of goods and services provided                4,767      6,537      7,635       6,534    25,473
                                                   -----     ------     ------      ------   -------
Gross Profit                                       3,894      4,228      4,890       5,136    18,148
Gross margin as a percentage of sales                45%        39%        39%         44%       42%
Selling, G&A Expense                               1,810      2,045      2,233       2,423     8,511
SG&A as a percentage of sales                        21%        19%        18%         21%       20%
Research and Development                             359        384        409         457     1,609
                                                   -----     ------     ------      ------   -------
R&D as a percentage of sales                          4%         4%         3%          4%        4%
Earnings from Continuing Operations                1,725      1,799      2,248       2,256     8,028
Operating income as a percentage of sales            20%        17%        18%         20%       19%
Other Expense, net                                  (373)      (331)      (197)       (160)     (994)
                                                   ------    -------    -------     -------  -------
Earnings Before Income Taxes                       1,352      1,534      2,051       2,096     7,034
Pre-tax Income as a percentage of sales              14%        13%        16%         18%       17%
Provision for Income Taxes                          (514)      (583)      (779)               (1,876)
                                                   ------    -------    -------     -------  --------

Net Earnings from Continuing Operations           $  838     $  951     $1,272      $2,097   $ 5,158
Net Earnings  from continuing operations
   as a percentage of sales                          10%         9%        11%         18%       12%
Net Earnings (Loss) per share from continuing     $ 0.07     $ 0.07     $ 0.10      $ 0.16   $  0.40
   operations
Weighted average shares (000's)                   12,387     12,864     12,877      12,901    12,873

Dollars in thousands                               1Q96       2Q96       3Q96      4Q96       1996
------------------------------------------------------------------------------------------------------
Revenue:
  Aerospace Telemetry                             $4,884     $3,062     $3,904      $4,752   $16,602
  Outsourcing Support Services                     3,669      3,607      3,633       3,948    14,857
                                                   -----     ------     ------      ------   -------
Total revenue                                      8,553      6,669      7,537       8,700    31,459
Cost of goods and services provided                4,706      3,989      4,228       4,778    17,701
                                                   -----     ------     ------      ------   -------
Gross Profit                                       3,847      2,680      3,309       3,922    13,758
Gross margin as a percentage of sales                45%        40%        44%         45%       44%
Selling, G&A Expense                               1,824      1,766      1,669       1,930     7,189
SG&A as a percentage of sales                        21%        26%        22%         22%       23%
Research and Development                             354        334        377         401     1,466
                                                   -----     ------     ------      ------   -------
R&D as a percentage of sales                          4%         5%         5%          5%        5%
Earnings from Continuing Operations                1,669        580      1,263       1,591     5,103
Operating income as a percentage of sales            20%         9%        17%         19%       17%
Other Expense, net                                  (416)      (503)      (481)       (431)   (1,831)
                                                   ------    -------    -------     -------  -------
Earnings Before Income Taxes                       1,253         77        782       1,160     3,272
Pre-tax Income as a percentage of sales              15%         2%        11%         14%       11%
Provision for Income Taxes                          (476)       (29)      (297)       (441)   (1,243)
                                                   ------    -------    -------     -------  --------
Net Earnings from Continuing Operations           $  777     $   48     $  485      $  719   $ 2,029
Net Earnings from continuing operations
   as a percentage of sales                          18%         1%         7%          9%        7%
Net Earnings (Loss) per share from continuing     $ 0.06     $ 0.00     $ 0.04      $ 0.06   $  0.16
   operations
Weighted average shares (000's)                   12,793     12,806     12,811      12,828    12,811

The quarterly financial data have been restated to exclude the results of Microdyne's Networking Products Division, which was discontinued in June 1997. Restructuring costs and other costs associated with that division are not shown.


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

    The discussions of Results of Operations as well as Liquidity and Capital Resources are grouped as follows:

CONTINUING OPERATIONS

CONSOLIDATED--represents the consolidated data of Microdyne Corporation and its two continuing divisions.

AEROSPACE TELEMETRY--represents Microdyne's operations related to the development and manufacture of telemetry receivers; the specialized high-frequency radios used in aerospace and satellite communications. The products and system integration services provided by Aerospace Telemetry serve the needs of the aerospace industry, satellite communications providers, and other users of high-precision, high-reliability long-range monitoring and control equipment. The Microdyne Aerospace Telemetry Division (ATD) is located in Ocala, Florida.

    The aerospace telemetry market in which Microdyne competes is in the midst of a growth cycle. According to the U.S. Bureau of the Census, the defense electronics and communications equipment industries, of which aerospace telemetry is a part, grew at a combined rate of 17% to $100 billion between calendar year-end 1995 and 1996 (based on manufacturing factory shipments). The growth in aerospace telemetry is due to the launching or planned launch of a new generation of satellites, a desire for more data from vehicles being tested via telemetry coupled with increased ability to process and evaluate such data, and an expansion of educational and international opportunities. Microdyne has developed and is marketing products and services to serve these audiences. Microdyne is also in the process of developing new products and expanding the breadth of its services to these markets.

OUTSOURCED SUPPORT SERVICES--represents Microdyne's operations as a provider of outsourcing support services. Outsourcing Support Services provides trained technical staff and management of telephone technical support centers, in-warranty and after-warranty repair services, and special project staffing. The Microdyne outsourcing Support Services Division (SSD) employees are based in Indiana, Virginia, and California (including the staff for the new outsourced telephone technical support facility in Southern California which opened in September 1997, but which had begun operations elsewhere in March 1997).

    The outsourcing industry, of which the Microdyne's outsourcing Support Services division is a part, is experiencing rapid growth. According to market research conducted by Microdyne, sales in the telephone technical support industry more than doubled in the period between 1993 and 1997, for a compounded annual growth rate of 19%. Such growth is a result of organizations' desire to control costs, constrain headcount, and generally focus human and financial resources on activities that will produce higher rates of return. As companies focus on their core business processes, many are choosing to outsource those services in which they do not have a core competency. Microdyne believes its core competency in the field of outsourced telephone technical support, in-warranty and after-warranty repair and special projects staffing can serve as a template for becoming a provider of high-quality outsourced services to other customers, though it can provide no assurances of success.

DISCONTINUED OPERATIONS

NETWORKING PRODUCTS--represents Microdyne's operations as a supplier of Local Area Network (LAN) adapter cards which provide the connection between computers and the network. Microdyne's Networking Products operations were discontinued during June of 1997. The disposal of the Microdyne's Networking Products Division (NPD) has been accounted for as a discontinued operation and accordingly, its operations, including certain restructuring charges, have been segregated and reported as discontinued operations in Microdyne's financial statements. Prior year information has been reclassified to conform to the current year presentation.


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


                                  RISK FACTORS

    The information included in this Management's Discussion and Analysis, and elsewhere in the form 10K, contains forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially include: rapid changes in products and technology that may displace products sold by Microdyne; the competitive industries within which Microdyne operates; the Company's success in identifying, acquiring and incorporating commercially successful technology, products or businesses, and in identifying and taking advantage of growth opportunities; the effect on cash flow and liquidity of differences between the expected and the actual timing of collection of accounts receivable, uncertainty associated with certain future events outside of Microdyne's control which could affect the adequacy of the amount of the loss estimated for the disposal of the Networking Products Division; dependence upon a limited customer base at outsourcing Support Services Division and several large customers at Aerospace Telemetry; limited product lines and service offerings relative to other suppliers; contractual agreements between Microdyne and other companies; the discontinued Networking Products Division's reliance upon distributors to continue to sell networking products; fluctuations in the Company's quarterly results of operations and the timing of orders from customers; and the Company's relationships with sources of external financing. In addition, any shortfall in revenue or earnings from the levels expected by securities analysts could have an immediate and significant effect on the trading price of Microdyne's common stock in any given period.

                              RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, selected information from Microdyne's Consolidated Statements of Operations expressed as a percentage of revenue. Microdyne's complete financial statements and notes for the periods indicated are included elsewhere in the form 10K.

YEARS                                                      OCTOBER 1, SEPTEMBER 29,  SEPTEMBER 28,
ENDED                                                            1995          1996           1997
---------------------------------------------------------------------------------------------------
Total Revenue                                                    100%          100%           100%
Total cost of products sold and service provided                  55%           56%            58%
                                                       --------------------------------------------
Gross profit                                                      45%           44%            42%
Operating expenses:
     Selling, general and administrative expense                  22%           23%            20%
     Research and development                                      5%            5%             4%
                                                       --------------------------------------------
          Total operating expenses                                27%           28%            24%
                                                       --------------------------------------------
Earnings from continuing operations                               19%           16%            18%
Other expense, net                                               (6)%          (6)%           (2)%
                                                       --------------------------------------------
Earnings from continuing operations before taxes                  13%           10%            16%
Provision for income taxes                                         5%            4%             4%
                                                       --------------------------------------------
Net earnings from continuing operations                            8%            6%            12%
                                                       --------------------------------------------
Discontinued operations:
     Income (loss) from discontinued operations                   35%         (16)%          (67)%
     Loss on disposal                                              0%            0%          (10)%
                                                       --------------------------------------------
Net income (loss) from discontinued operations                    35%         (16)%          (77)%
                                                       --------------------------------------------
Net earnings (loss)                                               43%         (10)%          (65)%
                                                       ============================================

FISCAL YEARS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996

    In 1997, Microdyne had net income from continuing operations of $5.2 million or $0.40 per share on revenues of $43.6 million, compared to net income from continuing operations of $2.0 million or $0.16 per share on revenues of $31.4 million in 1996.

    The net loss of $28.4 million in 1997, or $2.21 per share, consists of net income from continuing operations, as noted above, a loss on discontinued operations of the Networking Products Division of $29.4

--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


million (including a restructuring charge, net of tax effect, of $26.6 million) and a loss on disposal of the discontinued operations of the Networking Products Division of $4.2 million. In 1996, the net loss of $2.9 million, or $0.23 per share, included net income from operations, as noted above, and a loss from discontinued operations of $4.9 million.

    Revenue. Consolidated revenues from continuing operations of $43.6 million in 1997 increased $12.2 million, or 39%, over 1996 revenues of $31.4 million. This increase in revenues was the result of internal growth in each of Microdyne's two operating divisions.

    Aerospace Telemetry's sales of $26.2 million represented a $9.2 million increase, or 54%, over 1996 division sales of $17.0 million. Sales for the Aerospace Telemetry Division increased as a result of the improved demand for the division's product line and its system integration services. Systems integration revenue for Aerospace Telemetry, in particular, grew from approximately $0.8 million in 1996 to approximately $8.7 million in 1997, principally as the result of a large systems integration contract with the Italian Ministry of Defense.

    The outsourcing Support Services Division 1997 sales of $17.4 million represented a $3.0 million increase, or 20%, over 1996 division sales of $14.4 million. The Support Services Division sales increased as a result of the expansion of services provided to existing customers. In particular, the number of in-sourced staff (staff working directly in the customer facility) increased, as did the new services of outsourced staff (staff working for customer at a Microdyne location) in telephone technical support (TTS).

    Gross Profit (Revenue less cost of goods and services provided). Consolidated gross profit as a percentage of sales from continuing operations in 1997 dipped to 42% from 44% in 1996. The decrease was the result of both operating divisions experiencing lower gross profit as a percentage of sales. In dollars terms, and as a result of higher sales volume, 1997 consolidated gross profit from continuing operations increased $4.4 million to $18.2 million, a 32% increase over 1996 gross profit of $13.8 million.

    Aerospace Telemetry's 1997 gross profit of $13.2 million represented a $4.0 million increase, or 43%, over 1996 division gross profit of $9.2 million. As a percentage of sales, gross profit declined from 54% to 50% from 1996 to 1997. The primary factor contributing to the decline in the gross profit was the increase in systems integration revenue, which carries a significantly lower margin than product sales, as a percentage of the total revenues.

    The outsourcing Support Services division's gross profit of $5.0 million represented a $0.4 million increase, or 9%, over the 1996 division gross profit of $4.6 million. As a percentage of sales, gross profit of 29% in 1997 declined from 32% in 1996. Three factors were responsible for the lower gross profit as a percentage of sales at SSD. First, a new contract with the existing customer had lower gross profits than in the previous contract. Second, with the new outsourced TTS facility, additional expenses such as depreciation and rent were allocated to cost of services provided. These expenses were not present in the prior year since there was no outsourced TTS facility. Third, in-sourced revenue per employee did not change commensurately with the hourly rate paid to the employee. Therefore, as more experienced employees remained with SSD and received merit and seniority pay increases, there was a reduction in the gross profit per in-sourced employee, until such time as commensurate charge rate increases were negotiated with the customer.

    Selling, General and Administrative Expenses (SG&A). Consolidated SG&A for continuing operations as a percentage of revenue decreased from 23% in 1996 to 20% in 1997. This decrease is the result of a reduction in corporate headquarters expenditures as a percentage of sales and a reduction in the advertising expenditures as well as administrative staff at Aerospace Telemetry. Consolidated SG&A for continuing operations increased 18% to $8.5 million from $7.2 million in 1996. This increase is primarily the result of increased general management and human resources expenses for outsourcing Support Services and selling expenses for Aerospace Telemetry. Corporate SG&A allocated to the discontinued Networking Products Division was $0.9 million in 1997 and $3.6 million in 1996.


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


    Research and Development. Research and development expense for continuing operations increased to $1.6 million in 1997 from $1.5 million in 1996 but decreased as a percentage of revenue to 3.7% from 4.7%. The percentage decrease is due principally to relatively stable R&D costs at Microdyne's Aerospace Telemetry division spread over a higher sales base.

    Other Expense. Other expense in both 1997 and 1996 includes interest expense associated with outstanding borrowings against Microdyne's line of credit. The lower interest expense in 1997 was due to lower outstanding borrowings as a result of the discontinuance of the Networking Products Division. The amount of debt outstanding on the balance sheet declined from $25.6 million in 1996 to $11.7 million in 1997. The lower outstanding debt led to the reduction in interest expense of $0.8 million, or 46%, for the year ended September 28, 1997. In addition, interest expense directly attributable to the Networking Products division was allocated to discontinued operations and is not included in the other expense from continuing operations. For 1997, $0.4 million of interest was directly charged to discontinued operations. In 1996, the amount charged to discontinued operations was $0.3 million.

    Provision for Income Taxes. The Company accrued a benefit from income taxes of $3.7 million in 1997 versus a benefit for income taxes of $2.0 million in 1996. In 1997, the tax benefit of $3.7 million includes a tax provision for continuing operations of $1.9 million, a tax benefit from discontinued operations of $5.0 million, and a benefit from the disposal of discontinued operations of $0.6 million. In 1996, the tax benefit of $2.0 million includes a tax provision for continuing operations of $1.2 million and a tax benefit from discontinued operations of $3.2 million. The benefits were due to Microdyne's Consolidated net loss for both the years, which were the result of losses stemming from the operations and disposal of the Networking Products division.

    During June 1997, Microdyne recorded a valuation allowance of approximately $9.8 million against deferred tax assets, based upon management's consideration of various factors which will contribute to Microdyne generating taxable income in the future. The deferred tax assets arose principally as a result of the approximately $28 million in net operating loss carry-forward as of September 28, 1997. The income statement effect of this allowance was charged against tax benefits associated with losses from discontinued operations. In September 1997, Microdyne reduced the valuation allowance by approximately $0.8 million based upon a re-evaluation of its continuing operations, which included considering several new contracts and the level of fourth quarter earnings generated by its continuing lines of business. No such valuation allowance was considered necessary in 1996.

FISCAL YEARS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995

    In 1996, Microdyne had net income from continuing operations of $2.0 million or $0.16 per share on revenues of $31.4 million, compared to net income from continuing operations of $2.3 million or $0.18 per share on revenues of $29.5 million in 1995.

    In 1996, the net loss of $2.9 million, or $0.23 per share, included a loss from discontinued operations of $4.9 million. In 1995, the company had net earnings of $12.6 million, or $0.96 per share, including net income from discontinued operations of $10.3 million.

    Revenue. Consolidated revenues from continuing operations of $31.4 million in 1996 increased $2.0 million, or 7%, over 1995 revenues of $29.4 million. This increase in revenues was the result of internal growth in Microdyne's outsourcing Support Services division.

    Aerospace Telemetry's 1996 sales of $17.0 million represented a $0.4 million decrease, or 2%, over 1995 division sales of $17.4 million. Sales for the Aerospace Telemetry Division were relatively stable in 1996 versus 1995, largely as a result of continued demand for the Company's telemetry products.

    The outsourcing Support Services Division sales of $14.4 million represented a $2.3 million increase, or 19%, over 1995 division sales of $12.1 million. The Support Services Division sales increased reflecting continued growth in support activities for this division's customer.

    Gross Profit (Revenue less cost of goods and services provided). Consolidated gross profit as a percentage of sales from continuing operations in 1996 decreased to 44% from 45% in 1995. The decrease was the result of


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


outsourcing Support Services experiencing lower gross profit as a percentage of sales. In dollars terms, consolidated gross profit from continuing operations increased $0.4 million to $13.8 million, a 3% increase over 1995 gross profit of $13.4 million, due mostly to the increase in sales volume.

    Aerospace Telemetry's 1996 gross profit of $9.2 million represented a $0.1 million decrease, or 1%, over 1995 division gross profit of $9.3 million. As a percentage of sales, gross profit remained steady at 54% in 1996 and 1995.

    The outsourcing Support Services division's gross profit of $4.6 million represented a $0.5 million increase, or 13%, over the 1995 division gross profit of $4.1 million. As a percentage of sales, gross profit of 32% in 1996 declined from 34% in 1995. Responsible for the lower gross profit as a percentage of sales at SSD were lower gross profits per in-sourced employee as a result of revenue per in-sourced staff not keeping pace with wage increases.

    Selling, General and Administrative Expenses (SG&A). Consolidated SG&A for continuing operations increased 12% to $7.2 million in 1996 from $6.4 million in 1995. As a percentage of revenue, SG&A increased from 22% in 1995 to 23% in 1996. The increases as a percentage of sales and in dollars are primarily the result of selling and administrative expenditures increasing at a faster pace than revenue for both of Microdyne's operating divisions. Corporate SG&A allocated to the discontinued Networking Products Division remained stable at $3.6 million in 1996 and as compared to 1995.

    Research and Development. Research and development expense for continuing operations increased to $1.5 million in 1996 from $1.4 million in 1995 but remained at 5% of revenue. The stable percentage is due to R&D costs at Microdyne's Aerospace Telemetry increasing at a lower rate (6%) than overall revenue growth.

    Other Expense. Other expense in both 1996 and 1995 includes interest expense associated with outstanding borrowings against Microdyne's line of credit. Interest expense in 1996 and 1995 remained at $1.8 million. However, in 1996, $0.3 million in interest expense was charged to discontinued operations. There were no such charges in 1995. Taking into account the interest charged to discontinued operations, interest expense increased 17% from 1995 to 1996, reflecting the larger outstanding borrowings in 1996 for acquisitions and reduction of trade payables.

    Provision for Income Taxes. The Company accrued a benefit from income taxes of $2.0 million in 1996 versus a provision for income taxes of $7.8 million in 1995. In 1996, the tax benefit of $2.0 million included a tax provision for continuing operations of $1.2 million and a tax benefit from discontinued operations of $3.2 million. In 1995, the tax provision of $7.8 million included a provision for continuing operations of $1.4 million and a provision for discontinued operations of $6.4 million. The tax benefit in 1996 was due to Microdyne's Consolidated net loss for the year, which was the result of the net operating loss of the discontinued Networking Products division.

DISCONTINUED OPERATIONS

     In March 1997, Microdyne restructured its Networking Products Division by reducing the amount of product held by distributors and realigning its product offerings with a new line of low-cost, high-performance adapter cards. The realignment of the Company's product lines included abandoning certain products and technology acquired during 1994 through 1996, resulting in the write off of capitalized acquisition costs and a write down in the net realizable value of inventory. The financial statement impact of the above actions was to record a restructuring charge, which is reflected in the operating loss of the discontinued operation, of $26,607,000, net of tax effect, which was comprised of the following:

         Write off of abandoned technology and product rights          $ 14,539,000
         Write down of inventories                                        9,394,000
         Charges associated with product returns
           and distribution credits,
           net of release of associated reserves                          2,674,000
                                                                       ------------
                                                                       $ 26,607,000
                                                                       ============

In June 1997, the Company elected to exit the networking products business and to discontinue its Networking Products division. In association with the decision, the company recorded a charge of


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


approximately $4,222,000 representing the anticipated loss on disposal, net of tax effects, of the division, and the anticipated operating losses until the division is closed or sold. Negotiations on the sale of the division's assets and on the reduction of certain of the division's liabilities, have been substantially completed. At present, the remaining liabilities of the discontinued operations are not expected to be assumed by the proposed buyers of the division's assets, and will therefore continue to be assumed by Microdyne. While Microdyne has entered into agreements through which the divisions assets have been sold, certain amounts to be realized by Microdyne from these agreements are contingent upon future events, whose outcome is not certain. However, management continues to believe that the amounts estimated for the loss on disposal of the discontinued operations are adequate based upon the presently available information.

     The Condensed Statement of Operations relating to the discontinued operations for the years ended October 1, 1995, September 29, 1996 and September 28, 1997 are presented below.

  (In thousands)                              1995           1996          1997
  ----------------------------------------------------------------------------------
  Revenue                               $  140,620      $  67,695      $  24,350
  Costs and Expenses                       123,963         75,917         58,683
                                        --------------------------------------------
  Income (loss) before income taxes         16,657         (8,222)       (34,333)
  Income tax (provision) benefit            (6,384)         3,249          4,952
                                        --------------------------------------------
  Net income (loss)                     $   10,273      $  (4,973)     $ (29,381)
                                        ============================================

                         LIQUIDITY AND CAPITAL RESOURCES

    During the past three years, Microdyne has financed its operations principally through internally generated funds. However, Microdyne has secured external financing in connection with acquisitions and repurchases of common stock.

        External financing has been primarily provided through bank borrowings. As of September 28, 1997, Microdyne had $6.4 million of bank debt under a revolving line of credit facility (see Note G to the Notes to the Consolidated Financial Statements). On September 28, 1997, Microdyne had $1.1 million of cash and $4.5 million available for borrowing under its revolving credit facility. Microdyne is required to repay its bank borrowings by October 30, 1998, unless such agreements are renewed. Microdyne believes that based on its current forecast of cash generation it will meet that schedule. In addition, Microdyne believes that the previously mentioned borrowing agreements will be renewed or replaced.

        In April 1996, Microdyne utilized cash and notes to purchase from Novell, Inc. (Novell) the exclusive, royalty-free perpetual right to market certain hardware and related technology which were previously sold by Microdyne under license from Novell, and to convert certain accounts payable into notes payable. As of September 28, 1997, notes payable due Novell totaled $5.3 million, of which $2.0 million has been classified as a short-term obligation and $3.3 million as a long-term obligation on the September 28, 1997 Balance Sheet.

        During fiscal 1997, net cash provided by operations was $14.2 million, primarily due to cash provided by discontinued operations of $14.0 million. Increases in accounts receivable, inventories and deferred taxes were mostly offset by increases in accounts payable and accrued expenses as well as earnings from continuing operations. The increases in accounts receivable reflect a buildup of unbilled accounts receivable for both of the operating divisions. This trend in accounts receivable should continue as Microdyne's outsourcing technical support and Telemetry systems integration revenue continue to increase. The increase in accounts payable reflect Microdyne's increased level of business in its operating divisions. The increase in the deferred tax asset relates to Microdyne's consolidated losses in 1997 and 1996. Cash used in investing activities was $1.4 million, which primarily relates to additional equipment for the outsourcing Support Services Division's TTS facility in California. Microdyne has no material commitments for future capital expenditures. Cash used in financing activities was $13.6 million, representing payments on bank debt and notes payable.

        Microdyne believes its available cash, funds generated from operations, and funds available under its credit facilities should be sufficient to finance its continuing operations in fiscal 1998. In addition, Microdyne


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

may from time to time consider the acquisition of businesses, products, or technologies that may require additional funds.

INFLATION

        For the past three years inflation has not had a significant impact on Microdyne's operations.

YEAR 2000

        Microdyne is currently evaluating the impact of the year 2000 on operations, suppliers and customers. Nothing has come to the attention of the Company that would materially impact the results of operations of the Company.


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                              MICRODYNE CORPORATION
                 FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED
           OCTOBER 1, 1995, SEPTEMBER 29, 1996, AND SEPTEMBER 28, 1997

                                TABLE OF CONTENTS

                                                               Page

    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS           17


    CONSOLIDATED FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS                           18

           CONSOLIDATED STATEMENTS OF OPERATIONS                 19

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY       20

           CONSOLIDATED STATEMENTS OF CASH FLOWS                 21

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            22


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Microdyne Corporation

We have audited the accompanying consolidated balance sheets of Microdyne Corporation (the Corporation) as of September 28, 1997 and September 29, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 28, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Microdyne Corporation as of September 28, 1997 and September 29, 1996, and results of its operations and its cash flows for each of the three years in the period ended September 28, 1997 in conformity with generally accepted accounting principles.

                                                   GRANT THORNTON LLP

Vienna, Virginia
October 31, 1997


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------



                                MICRODYNE CORPORATION
                             CONSOLIDATED BALANCE SHEETS

                                                              September 29, September 28,
                                                                  1996           1997
                                                                  ----           ----
                                                                    (in thousands)
ASSETS
CURRENT ASSETS
   Cash                                                         $  1,791       $  1,056
   Accounts receivable, net                                        9,527         17,327
   Inventories                                                     3,604          4,560
   Income tax receivable                                           1,946          1,022
   Prepaid expenses and deposits                                     384            391
   Current assets of discontinued operations                      42,770          2,442
   Deferred income tax asset                                       1,053          4,056
                                                                --------       --------
        Total current assets                                      61,075         30,854

PROPERTY AND EQUIPMENT, net                                        2,451          3,225
DEFERRED INCOME TAX ASSET                                            113            123
NONCURRENT ASSETS
      OF DISCONTINUED OPERATIONS                                  16,232            112
OTHER ASSETS                                                         123            227
                                                                --------       --------
        Total assets                                            $ 79,994       $ 34,541
                                                                ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Current maturities of long-term obligations                $ 15,119       $  2,040
     Accounts payable - trade                                      1,579          3,094
     Accrued liabilities                                           2,194          6,135
     Current liabilities of discontinued operations               13,507          5,172
                                                                --------       --------
        Total current liabilities                                 32,399         16,441

LONG-TERM OBLIGATIONS, net of current maturities                  10,539          9,698

LONG TERM LIABILITIES OF DISCONTINUED
   OPERATIONS                                                        532             -
COMMITMENTS AND CONTINGENCIES                                         -              -
STOCKHOLDERS' EQUITY
     Common stock, $.10 par value, authorized 50,000,000,
        shares 12,832,203 shares, issued and outstanding
        at September 29, 1996 and 12,904,313 shares
        issued and outstanding at September 28, 1997               1,283          1,290
     Additional paid-in capital                                   10,016         10,332
     Retained earnings (deficit)                                  25,225         (3,220)
                                                                --------       --------
        Total stockholders' equity                                36,524          8,402
                                                                --------       --------

        Total liabilities and stockholders' equity              $ 79,994       $ 34,541
                                                                ========       ========




   The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------



                              MICRODYNE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Year ended
                                                        October 1,   September 29,    September 28,
                                                           1995          1996             1997
                                                         -------       -------          --------
                                                                   (In thousands)
Revenue:
   Product                                              $ 16,807        $16,602        $ 17,398
   Service                                                12,651         14,857          26,223
                                                         -------        -------        --------
      Total Revenue                                       29,458         31,459          43,621

Cost of products sold and service provided:
   Product                                                 7,789          7,611           7,404
   Service                                                 8,287         10,090          18,069
                                                         -------        -------        --------

Total cost of goods sold and service provided             16,076         17,701          25,473
                                                         -------        -------        --------
     Gross profit                                         13,382         13,758          18,148

Operating expenses:
     Selling, general and administrative expense           6,430          7,189           8,511
     Research and development                              1,389          1,466           1,609
                                                         -------        -------        --------
          Total operating expenses                         7,819          8,655          10,120
                                                         -------        -------        --------

Earnings from continuing operations                        5,563          5,103           8,028
Other expense, net                                        (1,820)        (1,831)           (994)
                                                         -------        -------        --------
          Earnings from continuing operations
           before income taxes                             3,743          3,272           7,034
Provision for income taxes:
     Current                                               1,350          1,104               -
     Deferred                                                 72            139           1,876
                                                         -------        -------        --------

          Net earnings from continuing operations          2,321          2,029           5,158
                                                         -------        -------        --------

Discontinued operations:
   Income (loss) from discontinued operations, net
      of tax effect of $(6,384); $3,249 and $4,952
        respectively                                      10,273         (4,973)        (29,381)
   Loss on disposal, net of tax effect of $598                 -              -          (4,222)
                                                         -------        -------        --------
          Net income (loss) from discontinued
            operations                                    10,273         (4,973)        (33,603)
                                                         -------        -------        --------
Net earnings (loss)                                      $12,594        $(2,944)       $(28,445)
                                                         =======        =======        ========

          Earnings per share, continuing operations      $  0.18        $  0.16        $   0.40
                                                         =======        =======        ========
          Earnings (loss) per share,
            discontinued operations                      $  0.78        $ (0.39)       $  (2.61)
                                                         =======        =======        ========
          Earnings (loss) per share                      $  0.96        $ (0.23)       $  (2.21)
                                                         =======        =======        ========
Weighted average shares outstanding                       13,096         12,811          12,873

   The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------




                              MICRODYNE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

     Years ended October 1, 1995, September 29, 1996, and September 28, 1997

                                                   Common Stock
                                              ---------------------   Additional  Retained
                                              Number of                 paid-in   earnings
                                               shares     Par Value     capital   (deficit)
                                               ------     ---------     -------   ---------
                                                              (in thousands)
Balance, October 1, 1994                       11,815       $1,181     $ 1,534     $ 15,575
Issuance of stock associated with
    stock options                                 965           97       3,526            -
Issuance of stock associated with
    stock purchase plan                            10            1         112            -
Tax benefit from option exercises                   -            -       4,868            -
Net earnings                                        -            -           -       12,594
                                               ------       ------     -------     --------
Balance, October 1, 1995                       12,790       $1,279     $10,040     $ 28,169
Issuance of stock associated with
    stock options                                  20            2          71            -
Issuance of stock associated with
    stock purchase plan                            22            2         163            -
Adjustment to tax benefit from
    option exercises                                -            -        (258)           -
Net loss                                            -            -           -       (2,944)
                                               ------       ------     -------     --------
Balance, September 29, 1996                    12,832       $1,283     $10,016     $ 25,225
Issuance of stock associated with
    stock options                                  50            5         219            -
Issuance of stock associated with
    stock purchase plan                            22            2          97            -
Net loss                                            -            -           -      (28,445)
                                               ------       ------     -------     --------
Balance, September 28, 1997                    12,904       $1,290     $10,332     $ (3,220)
                                               ======       ======     =======     ========


   The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------




                                    MICRODYNE CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Oct. 1,    Sept. 29,     Sept. 28,
                                                                                   1995        1996          1997
                                                                                 --------    ---------     ---------
                                                                                         (in thousands.)
Increase (decrease) in Cash:

Cash flows from operating activities:
    Net income (loss)                                                            $ 12,594     $(2,944)     $(28,445)

    Adjustments to reconcile net loss to net cash
       from operating activities:
          Depreciation and amortization                                               563         550           606
          (Earnings) loss on discontinued operations                              (10,273)      4,973        33,603
          Changes in assets and liabilities,
              net of effect of discontinued operations
             Increase in accounts receivable                                       (2,156)       (431)       (7,800)
             Increase in inventories                                                 (244)       (270)         (956)
             (Decrease) increase in prepaid expenses                                   16         (91)           (7)
             Decrease (increase) in other assets                                      200         111          (104)
             (Increase) decrease in income tax receivable                          (1,166)       (640)          924
             Decrease (increase) in deferred income tax asset                         456        (224)       (3,013)
             Increase in accounts payable and other accruals                          554         380         5,456
                                                                                 --------     -------      --------
               Net cash provided by continuing operations                             544       1,414           264
               Net cash (used in) provided by discontinued operations             (13,960)     (9,342)       13,978
                                                                                 --------     -------      --------
                                                                                  (13,416)     (7,928)       14,242
Cash flows from investing activities:
    Additions to property and equipment                                              (384)       (243)       (1,380)
                                                                                 --------     -------      --------
               Net cash used in investing activities                                 (384)       (243)       (1,380)

Cash flows from financing activities:
    Borrowings (payments)  on bank debt                                             7,612      10,236        (6,676)
    Payments on notes payable                                                           -      (4,841)       (7,244)
    Issuance of common stock                                                        3,279         238           323
    Tax benefit (adjustment) associated with exercise of stock options
                                                                                    4,868        (258)            -
                                                                                 --------     -------      --------
               Net cash provided by (used in) financing activities                 15,759       5,375       (13,597)

Net decrease in Cash                                                                1,959      (2,796)         (735)

Cash at beginning of period                                                         2,628       4,587         1,791
                                                                                 --------     -------      --------
Cash at end of period                                                            $  4,587     $ 1,791      $  1,056
                                                                                 ========     =======      ========

   The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------




                              MICRODYNE CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         October 1, 1995, September 29, 1996, and September 28, 1997

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   NATURE OF OPERATIONS

     Microdyne Corporation's continuing business is comprised of two divisions. Its Aerospace Telemetry division manufactures and sells aerospace telemetry receivers and ancillary devices, and provides systems integration services. Its outsourcing Support Services division provides outsourced services including telephone technical support and warranty and product repair. The Company's disposal of its Networking Products division is described in note B.

2.   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include Microdyne Corporation, Microdyne Ltd., and Microdyne U.K. All significant inter-company amounts have been eliminated in consolidation.

3.   REVENUE RECOGNITION

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

4.   INVENTORIES

     Inventories are stated at the lower of cost or market. Inventories are standard-cost based using a FIFO flow assumption, with such standards reviewed periodically against purchase prices and adjusted as appropriate.

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

6.   EARNINGS PER SHARE

     Earnings per common and common equivalent share is computed by dividing the earnings or loss by the weighted average number of common and common equivalent shares, when dilutive, outstanding during the respective years. The weighted average number of shares outstanding with the number of shares used in the computation of earnings per share is as follows (in thousands):

                                                      1995      1996       1997
                                                      ----      ----       ----
            Common shares                           12,224    12,811     12,873
            Common equivalent shares from
               stock options, when dilutive            872         -          -
                                                    ------    ------     ------
                                                    13,096    12,811     12,873
                                                    ======    ======     ======


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

7.      FISCAL YEAR

        During fiscal year 1995, the Company changed its fiscal year from September 30 each year to a 52 or 53 week year ending on the Sunday nearest the last day of September in each year. Therefore, fiscal years 1995, 1996 and 1997 ended on October 1, 1995, September 29, 1996 and September 28, 1997, respectively. All references to years relate to fiscal years rather than calendar years.

8.      USE OF ESTIMATES

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

9.      CASH AND CASH EQUIVALENTS

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

10.     STOCK OPTIONS

        The company accounts for the value of stock options granted in accordance with Accounting Principles Board Opinion 25 (APB 25), whereby if stock options exercise prices are set at fair market value or above at the date of grant, no compensation expense is recognized at that date.

        The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," effective for fiscal years that begin after December 15, 1996. The new standard encourages all entities to adopt a fair value based method of accounting for all employee stock option plans. Under this method, compensation cost is measured at the grant date based on the value of the stock option award and is recognized over the service period, which is usually the vesting period. Optionally, a company may continue to use the intrinsic value method, as described by APB 25, that measures compensation costs only to the extent that the option price is lower than the quoted market price of the stock at the date of the award. In fiscal year 1997, the Company will continue the application of Opinion 25, but will comply with the pro forma disclosures of net income, and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied.

11.    RECLASSIFICATIONS

               As a result of the discontinued operations presentation of the disposal of the Networking Products Division, certain amounts in the 1995 and 1996 financial statements have been reclassified to conform to the 1997 presentation. Unless specifically stated otherwise, all amounts in these notes relate to the continuing operations of the Company.

NOTE B - DISCONTINUED OPERATIONS

        In the second quarter of fiscal 1997, management restructured its Networking Products business by reducing the amount of product held by distributors and realigning its product offerings with a new line of low-cost, high-performance adapter cards. The realignment of the Company's product lines included abandoning certain products and technology acquired during 1994 through 1996, resulting in the write-off of capitalized acquisition costs. The financial statement impact of the above actions was to record a restructuring charge, which is now reflected in the operating loss of the discontinued operation, of $26,607,000, net of tax effect, which was comprised of the following:

         Write off of abandoned technology and product rights                 $ 14,539,000
         Write down of inventories                                               9,394,000
         Charges associated with product returns and distribution credits,
             net of release of associated reserves                               2,674,000
                                                                              ------------
                                                                              $ 26,607,000
                                                                              ============


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------



        In the third quarter of 1997, the Company elected to exit the networking products business and to discontinue its Networking Products division. In association with the decision, the company recorded a charge of approximately $4,222,000 representing the anticipated loss on disposal, net of tax effects, of the division, and includes anticipated operating losses until the division is closed or sold. Negotiations continue on the sale of the division's assets and on the reduction of certain of the division's liabilities. At present, the liabilities of the discontinued operations presented in the accompanying Balance Sheet as of September 28, 1997, are not expected to be assumed by the proposed buyers of the division's assets. There can be no assurance that these negotiations will result in definitive agreements being reached.

        The disposal of the Networking Products Division has been accounted for as a discontinued operation and accordingly, its operations, including the above restructuring charges, have been segregated and reported as discontinued operations in the accompanying Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. Prior year financial statements have been reclassified to conform to the current year presentation. The Condensed Statement of Operations relating to the discontinued operations for the years ended October 1, 1995, September 29, 1996 and September 28, 1997 are presented below.

  (In thousands)                            1995           1996          1997
  --------------------------------------------------------------------------------
  Revenue                             $  140,620       $  67,695     $  24,350
  Costs and Expenses                     123,963          75,917        58,683
                                      --------------------------------------------
  Income (loss) before income taxes       16,657          (8,222)      (34,333)
  Income tax (provision) benefit          (6,384)          3,249         4,952
                                      --------------------------------------------
  Net income (loss)                   $   10,273       $  (4,973)    $ (29,381)
                                      ============================================

NOTE C  - ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following:

                                                                As of                 As of
                                                         September 29, 1996    September 28, 1997
                                                         ------------------    ------------------
                                                                       (in thousands)

         Commercial and foreign governments
         Billed                                                $  3,106             $  3,885
         Unbilled                                                 3,362               10,528
                                                               --------             --------
                                                                  6,468               14,413
         U.S. Government
         Billed                                                     584                1,298
         Unbilled                                                 2,475                1,616
                                                               --------             --------
                                                                  3,059                2,914
                                                               --------             --------

                                                               $  9,527             $ 17,327
                                                               ========             ========

        Included in the unbilled accounts receivable at September 28, 1997 is approximately $8.0 million associated with revenue recognized on the Company's contract with the Italian Ministry of Defense. The Company expects to invoice the customer in November 1997 and collect this amount soon thereafter.

        Following is a table depicting the activity in the Company's allowance for doubtful accounts and other related accounts receivable reserves for the years ended:

                                            October 1,     September 29,   September 28,
                                               1995            1996            1997
                                               ----            ----            ----
                                                          (in thousands)
          Beginning balance                 $     -           $    -         $     -
          Provision charged to operations         2                1               -
          Amounts written off                    (2)              (1)              -
                                            -------           ------         -------
          Ending balance                    $     -           $    -         $     -
                                            =======           ======         =======





--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------



NOTE D - INVENTORIES

Inventories are comprised of the following:

                                                               As of                  As of
                                                         September 29,1996      September 28,1997
                                                         -----------------      -----------------
                                                                      (in thousands)
         Raw materials                                        $ 2,449                $ 2,928
         Work-in-process                                        1,072                  1,715
         Finished goods                                           639                    685
                                                              -------                -------
                                                                4,160                  5,328
         Less reserves for obsolescence                          (556)                  (768)
                                                              -------                -------
                                                              $ 3,604                $ 4,560
                                                              =======                =======

The following is a table depicting the activity in the Company's reserve for obsolescence for the years ended:

                                            October 1,     September 29,   September 28,
                                               1995            1996            1997
                                               ----            ----            ----
                                                          (in thousands)
        Beginning balance                    $  516          $   524          $  556
        Increase in reserves
           Provision charged to operations        8               32             212
                                             ------          -------          ------

        Ending balance                       $  524          $   556          $  768
                                             ======          =======          ======


NOTE E - PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

                                                              As of              As of
                                                        September 29,1996  September 28,1997
                                                        -----------------  -----------------
                                                                   (in thousands)
       Machinery and equipment                            $     3,368          $    4,264
       Buildings and land                                       1,879               1,879
       Furniture and fixtures                                     350                 692
       Leasehold improvements                                     163                 307
                                                           ----------         -----------
                                                                5,760               7,142
       Accumulated depreciation and amortization               (3,309)             (3,917)
                                                           ----------         -----------
                                                           $    2,451         $     3,225
                                                           ==========         ===========

NOTE F - ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

                                                              As of               As of
                                                        September 29,1996   September 28,1997
                                                        -----------------   -----------------
                                                                    (in thousands)
      Inventory purchases                                  $    104            $    2,604
      Commissions and royalties                                 507                 1,073
      Payroll and payroll taxes                                 830                 1,111
      Vacation                                                  484                   405
      Other                                                     269                   942
                                                           --------             ---------
                                                           $  2,194             $   6,135
                                                           ========             =========


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------



NOTE G - LONG-TERM OBLIGATIONS

Long-term obligations consists of the following as of:

                                                                     September       September
                                                                      29,1996         28,1997
                                                                      -------         -------
                                                                            (in thousands)
Amounts outstanding on a Line of Credit with a limit was $12.0 million at September 28, 1997. Under the terms stipulated under the Company's present Credit Agreement as amended, the amount available on this Line of Credit is calculated as the lesser of:
the Borrowing Base or $12.0 million as of September 15, 1997 until December 28, 1997, and $9.0 million thereafter until
October 30, 1998. Borrowing availability for the Line of Credit was $4.5 million at September 28, 1997. The Borrowing Base Loans
(defined as the sum of outstanding balances on the Line of
Credit and all letters of credit) are collateralized by a
security interest in the Company's accounts receivable,
inventories, equipment, land and buildings. Under the Credit
Agreement in place at September 28, 1997, interest was payable monthly and was at the London Inter-bank Offer Rate (LIBOR) plus a premium that ranged from 1.0% to 2.5%, or prime. The present
Credit Agreement as amended expires on October 30, 1998, unless
extended pursuant to the terms of the Credit Agreement. The           $  14,418        $ 6,404
Credit Agreement as amended contains certain restrictive
covenants with which the Company had complied as of September
28, 1997.

Amounts outstanding on a $12.0 million Term Note. As of
September 29, 1996, remaining principal was due in fixed monthly payments of $400,000 through April 1997 and $300,000 due on May
1, 1997. Under the Credit Agreement in place at September 29,
1996, interest was payable monthly at prime plus one percent.
The term note was paid in full as of May 1, 1997                           3,100             -

Amounts outstanding on a $5.8 million acquisition note. Interest is 8% with principal and interest of $118,000 to be paid
monthly  from May 1997 through April 2001                                  5,419         4,399

Amounts outstanding on a $3.0 million accounts payable financing note. Interest is 8% with principal and interest of $137,000 to
be paid monthly  from May 1997 through April 1998                          2,442           935

Other                                                                        279             -
                                                                      ----------       -------
                                                                          25,658        11,738
Less current portion                                                     (15,119)       (2,040)
                                                                      ----------       -------
                                                                      $   10,539         9,698
                                                                      ==========       =======

Long-term debt is due as follows:

        Year ending

        September 27, 1998          $   2,040
        October 3, 1999                 7,598
        October 1, 2000                 1,295
        September 30, 2001                805
        September 29, 2002                  -
                                   ------------
                                    $  11,738
                                    =========


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------



        Under Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," effective for fiscal years that end after December 15, 1996, the Company is required to provide fair value disclosures of its financial instruments beginning in fiscal year 1996.

        Outstanding Borrowing Base Loans approximate their fair values as the interest rate fluctuates. The notes payable are not instruments with readily available market values. The stated note interest rates are 8% and, based on the currently prevailing prime rate of approximately 8.5%, the net book values of the notes payable as of September 28, 1997 approximate their fair values as calculated.

NOTE H - INCOME TAXES

        The Company provides for income taxes using the liability method. Deferred income taxes are classified as current or non-current, based on the classification of the related assets and liabilities giving rise to the temporary difference.

Following are the components of the deferred tax asset (liability) recognized on the accompanying balance sheet:

                                                           As of               As of
                                                     September 29,1996   September 28,1997
                                                     -----------------   -----------------
                                                                (in thousands)
           Current
              Inventory                                    $   891        $ 1,463
              Accounts receivable                               88            469
              Net operating loss, current portion                -          2,107
              Financial statement income not taxable
                until following year, net                       74             17
                                                           -------        -------
                                                           $ 1,053        $ 4,056
           Non-current
              Capitalized software costs                   $  (170)       $     -
              Intangibles amortization                         533              -
              State income taxes                               113              -
              Depreciation                                     (66)            46
              Net operating loss, net of current                 -          9,008
           portion

              Other                                           (297)            77
              Valuation allowance                                -         (9,008)
                                                           -------        -------
                                                           $   113        $   123
                                                           -------        -------
              Net deferred income tax assets               $ 1,166        $ 4,179
                                                           =======        =======


        The provision for income taxes on earnings from continuing operations before taxes differs from the amount computed by applying the U.S. federal income tax rate (34%) because of the effect of the following items:

                                                 1995                 1996                1997
                                                 ----                 ----                ----
                                                   Percent              Percent              Percent
                                                   of Pretax            of Pretax            of Pretax
                                           Amount   Earnings   Amount    Earnings   Amount   Earnings
                                           ------   --------   ------    --------   ------   --------
Federal tax (benefit) at statutory rate   $  1,273     34.0%   $1,112      34.0%   $ 2,391      34.0%
State income taxes, net of
  federal benefit                              172      4.6       236       7.2        317       4.5
Benefit from foreign sales                     (71)    (1.9)      (75)     (2.3)         -
corporation

Valuation allowance adjustments                  -      -           -         -       (832)    (11.8)
Other items, net                                48      1.3       (30)     (0.9)         -         -
                                          -------------------------------------------------------------
Income tax expense (benefit)              $  1,422     38.0%   $1,243      38.0%   $ 1,876      26.7%



--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------




        The Company has a net operating loss carry-forward as of September 28, 1997 of approximately $28,000,000 which is available to offset future taxable income generated through fiscal 2012. In evaluating whether a valuation allowance is necessary to reserve against the realizability of future tax benefits associated with this net operating loss and other deductible temporary differences, management considered various factors which will contribute to the Company generating taxable income in the future. In 1996 and 1995, management concluded that an allowance was not necessary. However, in the third quarter of fiscal 1997, the Company recorded a valuation allowance of approximately $9,800,000 against deferred tax assets based upon this evaluation. The income statement effect of this allowance was charged against tax benefits associated with losses from discontinued operations. In the fourth quarter of fiscal 1997, the Company reduced the valuation allowance by approximately $800,000 based upon a re-evaluation of its continuing operations which included considering several new contracts and the level of fourth quarter earnings generated by its continuing lines of business.

NOTE I - COMMITMENTS AND CONTINGENCIES

1.      OPERATING LEASE COMMITMENTS

        The Company is committed under non-cancelable operating leases which expire over the next four years and include purchase and renewal options, primarily for office space. Rent expense under such leases was $1,000,000, $1,120,000 and $922,000 for the years ended October 1, 1995, September 29, 1996, and September 28, 1997, respectively.

        Future minimum lease payments under such operating leases as of September 28, 1997 (in thousands) are as follows:

        Year ending
        September 27, 1998           $    565
        October 3, 1999                   455
        October 1, 2000                   460
        September 30, 2001                347
        September 29, 2002                 17
                                     --------
                                     $  1,844

2.      EMPLOYMENT AND NON-COMPETITION AGREEMENTS

        The Company is committed under long-term employment and non-competition agreements with an officer. Approximate future minimum annual payments required under the agreements are $620,000 and expire in fiscal 1999.

NOTE J - STOCK OPTION, STOCK PURCHASE, AND EMPLOYEE BENEFIT PLANS

1.      STOCK OPTION PLANS

        Under the terms of the Company's stock option plans, options to purchase shares of the Company's common stock have been granted at exercise prices equal to the market price of the stock at the date of grants. Accordingly, no compensation expense has been recognized for the plan. The plans allow the Company to grant options to employees for up to 2,000,000 shares of common stock. These options, which have variable terms, typically vest at a rate of one third per year from the date of grant. The maximum term of the options is five years from the grant date.

        Had compensation cost been determined based on the fair value of the options at the grant dates consistent with SFAS 123, the company's net income and earnings per share would have been:


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


                                                          1996             1997
                                                      -------------    -------------
Net Income from
  continuing operations      As Reported                $  2,029         $  5,158
                             Pro Forma                  $  1,582         $  4,386

Earnings per share,
  continuing operations      As Reported                $   0.16         $   0.40
                             Pro Forma                  $   0.12         $   0.34

        The fair value of each option grant is estimated on the date of the grant using the Black-Sholes options-pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: expected volatility 15% and 129%, risk free rate 5.06% and expected lives of 2 years.

        Following is a summary of transactions:

                                                                  Shares Under Option
                                                         1995            1996             1997
                                                         ----            ----             ----
Outstanding, beginning of year                         1,343,050        660,712       1,117,817
Granted during the year                                  322,700        519,200         604,000
Canceled during the year                                 (39,917)       (42,033)       (217,062)
Exercised during the year (at prices ranging from
    $2.72 to $8.6875 per share)                         (965,121)       (20,062)        (49,786)
                                                      ----------     ----------      ----------
Outstanding, end of year                                 660,712      1,117,817       1,454,969
                                                      ----------     ----------      ----------
Eligible, end of year for exercise currently
   (at prices ranging from $2.72 to $29.00 per share)    253,349        415,038         510,705
                                                      ==========     ==========      ==========
Weighted average stock option exercise price          $     7.03     $     6.10      $     5.01
                                                      ==========     ==========      ==========

        In addition the outstanding options above, there are 110,000 options granted to external directors as of September 28, 1997. The exercise prices of these options range from $5.63 to $29.00.

2.      STOCK PURCHASE PLAN

        The Company has an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions up to 15% of their regular base salary to purchase shares at 85% of fair market value at time of purchase. As of September 28, 1997, 80,800 shares had been purchased by employees on a cumulative basis.

3.      EMPLOYEE BENEFIT PLAN

        The Company has a 401(k) plan in effect as of September 28, 1997. This plan covers all employees over the age of 18 who have completed six consecutive months of service. The Company's contributions to the plan are based on a certain percentage of each dollar contributed by the employee. The Company contributed approximately $58,000, $73,000 and $61,000 in each of the years ended October 1, 1995, September 29, 1996, and September 28, 1997, respectively.

NOTE K - RELATED PARTY TRANSACTIONS

The following summarizes transactions with related parties:

        1. The Company periodically has loaned amounts to its officers. No amounts were due as of September 28, 1997 or September 29, 1996.

        2. In September 1995, the Company appointed a partner of a law firm as one of the Company's outside directors. The Company incurred $271,000 and $66,000 in expense associated with the services of this law firm in fiscal 1996 and fiscal 1997, respectively.


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------



NOTE L - INDUSTRY SEGMENTS, EXPORT REVENUE, AND CONCENTRATIONS

The Company operates in two business segments: aerospace telemetry and outsourced services. Information about the Company's operations in the segments for the three years ended September 28, 1997 is as follows:

                                               Aerospace      Outsourced
                                               Telemetry        Support      Corporate   Consolidated
In Thousands of Dollars                         Division       Services      and Other       Total
------------------------------------------- ---------------  ------------- ------------- --------------
Net sales to unaffiliated customers
-----------------------------------
1995                                            $  17,358      $ 12,100                -     $ 29,458
1996                                               17,033        14,426                -       31,459
1997                                               26,240        17,381                -       43,621

Earnings from continuing operations
-----------------------------------
1995                                            $   5,031      $  3,183        $  (2,651)    $  5,563
1996                                                4,135         3,506           (2,538)       5,103
1997                                                6,569         3,503           (2,044)       8,028

Identifiable assets
-------------------
1995                                            $  12,491      $  2,583        $   7,776     $ 22,850
1996                                               13,016         2,579            5,397       20,992
1997                                               21,028         4,258            6,701       31,987

Capital Expenditures
--------------------
1995                                            $     229      $      4        $     151     $    384
1996                                                  189             -               54          243
1997                                                  267           922              191        1,380

Depreciation Expense
--------------------

1995                                            $     396      $      3              164     $    563
1996                                                  451             2               97          550
1997                                                  519            22               65          606


        Export revenue accounted for approximately 10%, 14%, 22% of total sales in fiscal years 1995, 1996 and 1997, respectively. Following is the detail of export revenue by geographic region as a percentage of total export revenue:

Region                    1995           1996            1997
-------------------- --------------- ------------ ------------------

Europe                    46%             48%             86%
Pacific Rim               46%             29%              9%
Canada                     8%              8%              2%
Latin America and other    -              15%              3%

        Three customers represented 40%, 19% and 19% respectively of the Company's total revenues for the year ended September 28, 1997.

NOTE M - SUPPLEMENTAL CASH FLOW AND INCOME STATEMENT INFORMATION

        The Company paid the following amounts for interest and income taxes as follows:

                               Year Ended           Year Ended           Year Ended
                            October 1, 1995     September 29, 1996   September 28, 1997
                            ---------------     ------------------   ------------------
                                                  (in thousands)
Interest                      $   1,524            $  1,846             $  1,074
Income taxes                  $     771            $    105             $     17


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

        During fiscal years 1995 and 1996, the Company realized net tax benefits of $4,610,000 from the exercise of stock options resulting in a reduction in income taxes payable and an increase in additional paid-in capital.

NOTE N - ACCOUNTING STANDARDS

1.      EARNINGS PER SHARE

        The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," effective for periods ending after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. This Statement requires restatement of all prior-period EPS data presented. The Company will comply with the requirements of SFAS No. 128 during the first quarter of fiscal year 1998.

2.      REPORTING COMPREHENSIVE INCOME

        The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. The Statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will comply with the disclosure requirements of SFAS 130 in fiscal year 1999.

3.   DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

        The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," effective for periods beginning after December 15, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. This Statement requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires a reconciliation of total segment revenues, total segment profit or loss,


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------



total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, this Statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable. This Statement also requires that a public business enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. The Company will comply with the disclosure requirements of SFAS 131 in fiscal year 1998.


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There were no changes in or disagreements with Accountants on accounting and financial disclosures in fiscal 1997.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  This information is incorporated by reference from the Company's definitive 1998 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

  This information is incorporated by reference from the Company's definitive 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This information is incorporated by reference from the Company's definitive 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  This information is incorporated by reference from the Company's definitive 1998 Proxy Statement.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  No Form 8-K was filed during the last quarter of fiscal 1997.


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRODYNE CORPORATION

                By:  /s/ Michael E. Jalbert                   December 18, 1997
                     --------------------------
                         Michael E. Jalbert
                         President and Chief Executive Officer

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER:
/s/ Michael E. Jalbert             President                       December 18, 1997
-----------------------------      Chief Executive Officer
Michael E. Jalbert

PRINCIPAL FINANCIAL OFFICER:

/s/ Massoud Safavi                 Chief Financial Officer         December 18, 1997
----------------------------------
Massoud Safavi

/s/  Phillip T. Cunningham         Director                        December 18, 1997
---------------------------------- Chairman, Board of Directors
Phillip T. Cunningham

/s/  Gregory W. Fazakerley         Director                        December 18, 1997
----------------------------------
Gregory W. Fazakerley

/s/  H. Brian Thompson             Director                        December 18, 1997
----------------------------------
H. Brian Thompson

/s/  Curtis M. Coward              Director                        December 18, 1997
----------------------------------
Curtis M. Coward

/s/  Christopher Maginniss         Director                        December 18, 1997
---------------------------------- Vice-President, SSD
Christopher Maginniss


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------



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


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------



10.11             Second Amendment to Credit              Incorporated by reference
                  Agreement among the Registrant,         to Exhibit 10.11 to
                  Crestar Bank and NBD bank, dated        Registrant's 1996 Form
                  June 30, 1996.                          10K Annual Report

10.12             Third Amendment to Credit               Incorporated by reference
                  Agreement among the Registrant,         to Exhibit 10.12 to
                  Crestar Bank and NBD bank, dated        Registrant's 1996 Form
                  August 19, 1996.                        10K Annual Report


10.13             Fourth Amendment to Credit              Incorporated by reference
                  Agreement among the Registrant,         to Exhibit 10.13 to
                  Crestar Bank and NBD bank, dated        Registrant's 1996 Form
                  September 27, 1996.                     10K Annual Report


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

10.23             WNIM Purchase Agreement dated           Incorporated by reference


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


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

10.30             Technology Purchase Agreement           Incorporated by reference
                  between Novell Inc. and the Registrant  to Exhibit 10.30 to the Registrant's
                  Dated April 22, 1996                    1996 Form 10-K Annual Report


10.31             Agreement between Epson America, Inc.   Incorporated by reference to Exhibit 10.31
                  and the Registrant Dated                to the Registant's 1996 Form 10-K
                  March 20, 1996.                         Annual Report Filed with this form 10-K

10.32             Amendment One to the agreement          Filed with this Form 10-K
                  between Epson America, Inc. and the
                  Registrant Dated January 20, 1997

10.33             Amendment Two to the agreement          Filed with this Form 10-K
                  between Epson America, Inc. and the
                  Registrant Dated August 1, 1997

10.34             Agreement between Alpine Electronics    Filed with this form 10-K
                  of America Inc. and the Registrant
                  Dated September 26, 1997

10.35             Fifth Amendment to Credit               Filed with this form 10-K
                  Agreement among the Registrant,
                  Crestar Bank and NBD bank
                  Dated March 14, 1997


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                            1997 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


10.36             Sixth Amendment to Credit               Filed with this form 10-K
                  Agreement among the Registrant,
                  Crestar Bank and NBD bank
                  Dated June 17, 1997

10.37             Seventh Amendment to Credit             Filed with this form 10-K
                  Agreement among the Registrant,
                  Crestar Bank and NBD bank
                  Dated September 15, 1997

10.38             Employment Agreement dated              Filed with this form 10-K
                  February 10, 1997 between Microdyne
                  Corporation and Michael E.
                  Jalbert

10.39             Agreement between the Italian Ministry  Filed with this form 10-K of Defense and the Registrant
                  Dated December 6, 1996

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

27.1              Financial Data Schedule                 Incorporated by reference
                                                          to Exhibit No. 27 to
                                                          Amendment No. 1 to the
                                                          Registrant's 1995 Form S-3
                                                          Registration Statement.


--------------------------------------------------------------------------------
                                    PAGE 38