Form 10-Q
period 1997-12-31
MICRODYNE CORP
filed 1998-02-13
CIK 65743

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             CLASS                          OUTSTANDING AT DECEMBER 31, 1997
------------------------------              --------------------------------
 Common stock, $.10 par value                          13,031,081





                               Page 1 of 11 pages
                        Exhibit Index appears on page 11

                             MICRODYNE CORPORATION


                                     INDEX


                                                                   PAGE NUMBER

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Statements of Earnings
           Three months ended December 31, 1997
           and December 29, 1996                                       3

           Balance Sheets
           December 31, 1997 and September 28, 1997                    4

           Statements of Cash Flows
           Three months ended December 31, 1997
           and December 29, 1996                                       5

           Notes to Consolidated Financial
           Statements                                                  6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                  8


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports.                                      11

SIGNATURES                                                            11

                             MICRODYNE CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                                                  Quarter Ended
                                                                         December 29,      December 31,
                                                                              1996              1997
                                                                       -----------          -----------
                                                                                  (In thousands)
Revenue:
   Product                                                               $   4,690           $    5,707
   Service                                                                   3,971                6,978
                                                                        -----------         ------------
       Total revenue                                                         8,661               12,685

Cost of products sold and service provided:
   Product                                                                   1,918                2,651
   Service                                                                   2,849                4,956
                                                                        -----------         ------------
Total cost of products sold and service provided                             4,767                7,607
                                                                        -----------         ------------
     Gross profit                                                            3,894                5,078

Operating expenses:
     Selling, general and administrative expense                             1,810                2,425
     Research and development                                                  359                  397
                                                                        -----------         ------------
             Total operating expenses                                        2,169                2,822
                                                                        -----------         ------------

Earnings from continuing operations                                          1,725                2,256
Other expense, net                                                            (373)                (228)
                                                                        -----------         ------------
             Earnings from continuing operations
                   before income taxes                                       1,352                2,028

Provision for income taxes:                                                   (514)                 -
                                                                        -----------         ------------

             Net earnings from continuing operations                     $     838           $    2,028
                                                                        -----------         ------------

Loss from discontinued operations,  net of tax effect                         (228)                 -
                                                                        -----------         ------------

Net earnings                                                             $     610           $    2,028
                                                                        ===========         ============


Basic earnings per share, continuing operations                          $    0.07           $     0.16

Basic loss per share, discontinued operations                                (0.02)                -
                                                                        -----------         ------------
                                                                                                    -
Basic earnings per share                                                 $    0.05           $     0.16
                                                                        ===========         ============

Weighted average shares outstanding, basic                                  12,837               12,966

Diluted earnings per share, continuing operations                        $    0.06           $     0.15

Diluted loss per share, discontinued operations                              (0.01)                 -
                                                                        -----------         ------------
Diluted earnings per share                                               $    0.05           $     0.15
                                                                        ===========         ============

Weighted average shares outstanding, diluted                               13,070                13,390



   The notes on the following pages are an integral part of these statements

                             MICRODYNE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                    September 28,     December 31,
                                                                          1997             1997
                                                                        ------           ------
                                                                       (audited)       (unaudited)
                                                                            (In thousands)
ASSETS
CURRENT ASSETS
   Cash                                                                  $   1,056        $    710
   Accounts receivable, net                                                 17,327          20,317
   Inventories                                                               4,560           4,265
   Income tax receivable                                                     1,022           1,022
   Prepaid expenses and deposits                                               391             696
   Current assets of discontinued operations                                 2,442             722
   Deferred income tax asset                                                 4,056           4,056
                                                                      ------------        --------
       Total current assets                                                 30,854          31,788

PROPERTY AND EQUIPMENT, net                                                  3,225           4,657
DEFERRED INCOME TAX ASSET                                                      123             123
NONCURRENT ASSETS
       OF DISCONTINUED OPERATIONS                                              112              32
OTHER ASSETS                                                                   227              84
                                                                      ------------        --------

       Total assets                                                        $34,541        $ 36,684
                                                                      ============        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Current maturities of long-term obligations                          $ 2,040          10,179
      Accounts payable - trade                                               3,094           3,179
      Accrued liabilities                                                    6,135           6,297
      Current liabilities of discontinued operations                         5,172           2,328
                                                                       -----------        --------
         Total current liabilities                                          16,441          21,983

LONG-TERM OBLIGATIONS, net of current maturities                             9,698           3,904

COMMITMENTS AND CONTINGENCIES                                                  -               -
STOCKHOLDERS' EQUITY
     Common stock, $.10 par value, authorized 50,000,000,
        shares 12,904,313 shares, issued and outstanding at
        September 28, 1997 and 13,031,081 shares issued and
        outstanding at December 31, 1997                                     1,290           1,303
     Additional paid-in capital                                             10,332          10,686
     Retained deficit                                                      (3,220)          (1,192)
                                                                       -----------        --------
         Total stockholders' equity                                          8,402          10,797
                                                                       -----------        --------

         Total liabilities and stockholders' equity                        $34,541         $36,684
                                                                       ===========        ========





   The notes on the following pages are an integral part of these statements

                             MICRODYNE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                December 29,     December 31,
                                                                                   1996              1997
                                                                               -------------    --------------
                                                                                           (In thousands)
Increase (decrease) in Cash:


Cash flows from operating activities:

    Net income                                                                        610             2,028
    Adjustments to reconcile net income to net cash
       from operating activities:
           Depreciation and amortization                                              144               284
           Loss on discontinued operations                                            228             -
           Changes in assets and liabilities,
               net of effect of discontinued operations
               Increase in accounts receivable                                     (1,568)           (2,990)
               (Increase) decrease in inventories                                    (198)              295
               Decrease in prepaid expenses                                           208                12
               (Increase) decrease in other assets                                    (15)              143
               Decrease in income tax receivable                                      725             -
               (Increase) in deferred income tax asset                               (762)            -
               Increase in accounts payable and other accruals                        286               247
                                                                                 ---------         ---------
                 Net cash (used in) provided by continuing operations                (342)               19
                 Net cash (used in) provided by discontinued operations             4,691            (1,044)
                                                                                 ---------         ---------
                                                                                    4,349            (1,025)
Cash flows from investing activities:
    Additions to property and equipment                                               (78)           (1,716)
                                                                                 ---------         ---------
                 Net cash used in investing activities                                (78)           (1,716)
Cash flows from financing activities:
    (Payments) borrowings on bank debt                                             (4,186)            1,805
    Proceeds from issuance of long-term obligations                                 -                 1,227
    Payments on notes payable                                                        (876)             (687)
    Issuance of common stock                                                          103                50
                                                                                 ---------         ---------
                 Net cash provided by (used in) financing activities               (4,959)            2,395
Net decrease in Cash                                                                 (688)             (346)
Cash at beginning of period                                                         1,791             1,056
                                                                                 ---------         ---------
Cash at end of period                                                             $ 1,103           $   710
                                                                                 =========         =========


   The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim financial information is unaudited. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which Microdyne Corporation (the "Company" or "Microdyne") considers necessary for a fair presentation of the results of operations for the interim periods covered and of the financial position of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. In addition, preparation of financial statements in conformance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

         The provision for income taxes presented in the Statements of Operations is based upon the estimated effective tax rate at fiscal year-end, and is largely determined by management's estimate as of the interim date of projected taxable income for the entire fiscal year. In the first quarter of fiscal 1998, the Company reduced its valuation allowance against deferred tax assets by approximately $770,000 based upon a re-evaluation of its continuing operations and the level of first quarter earnings.

2. During the first quarter of 1998, Microdyne adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," which is effective for periods ending after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. This Statement requires restatement of all prior-period EPS data presented.

          The company has disclosed basic and diluted earnings per share on the income statement. The quarterly earnings per share for the three month period ended December 29, 1996 on the face of the financial statements have been restated to reflect the requirements of SFAS 128. The adoption of SFAS 128 had no effect on the assets, liabilities, stockholder's equity or income of the Company.

3. During the Company's first quarter of fiscal year 1998, Microdyne entered into an agreement with Mellon U.S. Leasing ("Mellon") whereby Microdyne sold and then leased back from Mellon certain fixed assets of the Company's outsourcing Support Services Division. The value of the assets sold and subsequently leased back was approximately $1.2 million. No profit or loss was realized on the sale, and therefore no profit or loss will be amortized over the life of the lease. The leased assets have been included with other property, plant and equipment on the December 31, 1997 Balance Sheet. The lease obligation has been accounted for as a capital lease and is included with current maturities and non-current maturities of long term obligations on the December 31, 1997 Balance Sheet.

4. During the first quarter of 1998, Microdyne amended the agreement which governs the terms of the Company's Line of Credit with Crestar Bank ("the Line of Credit"). This agreement was disclosed in footnote G to the financial statements filed with the Company's Fiscal 1997 Annual Report on Form 10K. The new amendment extends the applicable date of certain of the terms of the Line of Credit. Under the terms stipulated under the Line of Credit, as amended, the amount available on this line of credit is calculated as the lesser of: the Borrowing Base or $12.0 million as of September 15, 1997 and until March 31, 1998, and $9.0 million thereafter until October 30, 1998.

5. The Company operates in two business segments: aerospace telemetry and outsourced services. Information about the Company's operations in the segments for the three month periods ended December 28, 1996 and December 31, 1997 is as follows

                                                 Aerospace       Outsourced
                                                 Telemetry         Support        Corporate       Consolidated
In Thousands of Dollars                          Division         Services         and Other         Total
-----------------------------------------        ----------      -----------      ----------      -------------
Net sales to unaffiliated customers
-----------------------------------
First Quarter, Fiscal 1997                         4,786            3,875                -           8,661
First Quarter, Fiscal 1998                         7,271            5,414                -          12,685

Pretax earnings from continuing operations
------------------------------------------
First Quarter, Fiscal 1997                         1,309              846             (803)          1,352
First Quarter, Fiscal 1998                         1,948              724             (644)          2,028

Identifiable assets
-------------------
As of September 28, 1997                          21,028            4,258            6,701          31,987
As of December 31, 1997                           23,633            5,294            7,003          35,930


         The consolidated total for identifiable assets above excludes assets of the discontinued Networking Products Division. As of September 28, 1997 and December 31, 1997 the discontinued operations of the Networking Products Division had identifiable assets totaling approximately $2,554,000 and $754,000 respectively.

6. As of October 1, 1997, Microdyne entered into an agreement with an officer of the company. Under the terms of the agreement, the officer exchanged a $317,000 note receivable for 116,702 shares of the Company's stock. The shares were available to the officer pursuant to the exercise of stock options granted under the Company's stock option plans. The note receivable bears interest at the rate of 6% annually and is to be paid in full no later than October 1, 2000. The note and accrued interest remain outstanding as of December 31, 1997.

7. On December 29, 1997, Microdyne changed its fiscal year from a 52/53 week fiscal year ending on the Sunday closest to September 30 to a calendar year ending on September 30. As a result, the Company's 1998 fiscal year will now end on September 30, 1998, rather than on September 27, 1998.

PART 1. - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                    GENERAL

    Year-on-year sales from continuing operations increased in the first quarter of fiscal 1998 by $4.0 million, or 46% from the first quarter of fiscal 1997. Net earnings from continuing operations increased $1.2 million, or 142% during the same period. The increase in revenue is a result of the continued strength in Aerospace Telemetry and outsourcing Support Services operations. The increase in earnings reflects an overall growth in the company's revenues over the first quarter of the prior fiscal year as well as the Company's efforts to reduce sales, general and administrative ("SG&A") costs as a percentage of revenue and an overall reduction in interest expense.

    The Company believes demand for its Aerospace Telemetry products is strong and that such demand should continue. Aerospace Telemetry revenues increased 52% over the same quarter of the prior fiscal year. Aerospace Telemetry saw both its systems integration services and its product sales increase by $1.3 million and $1.2 million, respectively, over the first quarter of 1997. The Aerospace Telemetry Division continued on its scheduled progress toward completing the requirements of the Company's contract with Italian Ministry of Defense, currently valued at $11.0 million, with an expected completion date no later than the third quarter of fiscal year 1998.

    Outsourcing Support Services revenue continues to meet the Company's expectations. Compared to the first quarter of fiscal year 1997, the outsourcing Support Services Division experienced a 40% increase in sales. This increase is the result of both an increase in revenues from existing business of $0.4 million as well as additional revenue of $1.2 million generated by the
new outsourcing facility in Southern California.   The new outsourcing
facility, which provides telephone technical support and warranty repair work from one location in Southern California, was opened in September 1997. Microdyne also signed a contract with a new customer to provide telephone technical support and warranty work from this facility beginning in October 1997.

                                  RISK FACTORS

   The information included in this Management's Discussion and Analysis, and elsewhere in the Form 10Q, contains forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially include: rapid changes in products and technology that may displace products sold by Microdyne; the competitive industries within which Microdyne operates; the Company's success in identifying, acquiring and incorporating commercially successful technology, products or businesses, and in identifying and taking advantage of growth opportunities; the effect on cash flow and liquidity of differences between the expected and the actual timing of collection of accounts receivable; uncertainty associated with certain future events outside of Microdyne's control which could affect the adequacy of the amount of the loss estimated for the disposal of the Networking Products Division; dependence upon a limited customer base at outsourcing Support Services Division and several large customers at Aerospace Telemetry; limited product lines and service offerings relative to other suppliers; contractual agreements between Microdyne and other companies; the discontinued Networking Products Division's reliance upon distributors to continue to sell networking products; fluctuations in the Company's quarterly results of operations and the timing of orders from customers; and the Company's relationships with sources of external financing; and the risk factors listed from time to time in the Company's SEC filings, including but not limited to the Annual Report on Form 10-K for the year ended September 28, 1997. In addition, any shortfall in revenue or earnings from the levels expected by securities analysts could have an immediate and significant effect on the trading price of Microdyne's common stock in any given period.

                              RESULTS OF OPERATIONS

Quarter Ended December 31, 1997 Compared to Quarter Ended December 29, 1996

            Consolidated revenue from continuing operations for the first quarter of fiscal year 1997 increased to $12.7 million from $8.7 million in the first quarter of fiscal year 1996, an increase of 46%. Both the Aerospace Telemetry Division and the outsourcing Support Services Division had overall increases in sales from both established and new sources of revenue.

            First quarter 1998 Aerospace Telemetry revenue increased 52% to $7.3 million from $4.8 million in the first quarter of fiscal 1997. The division's revenue reflect a changing mix of product sales and system integration sales in 1998 compared to the year-earlier period. Systems integration sales represented 21% of 1998 first quarter sales compared to 4% during the same period in fiscal year 1997. In the first fiscal quarter of 1998, system sales increased to $1.5 million from $0.2 million during the same period in 1997. First quarter 1998 Aerospace Telemetry product sales increased to $5.7 million from $4.5 million in 1997.

            Outsourcing Support Services revenue increased 39% to $5.4 million in the first quarter of 1998 from $3.9 million in 1997. The increase in revenues reflect continued demand for established support services as well as demand for the services provided under the new contract for outsourced technical support and warranty work at the Company's outsourcing facility in Southern California. As noted previously, the new outsourcing facility generated $1.2 million in revenue during the first quarter of 1998. The facility was not in operation during the first fiscal quarter of 1997.

            Gross profit from continuing operations increased 31% to $5.1 million in 1998 from $3.9 million in 1997. As a percentage of continuing operations sales, gross profit decreased to 40% in 1998 from 45% in 1997. The dollar increase in gross profit was the result of higher sales at both Aerospace Telemetry and Outsourcing Support Services. The decrease in gross margin as a percentage of sales reflects a higher percentage of Aerospace Telemetry system integration services sales, as noted above, which typically carry lower margins than product sales, and a lower overall margin at outsourcing Support Services. The lower overall margin at outsourcing Support Services is the result of higher fixed costs at its new telephone technical support facility thereby increasing the per unit cost of providing services. As the facility increases the volume of its services, the per unit fixed costs are expected to decrease.

            As a percentage of sales, SG&A decreased to 19% in the first quarter of 1998 from 21% in 1997. The decrease in SG&A expense as a percentage of revenue reflects corporate cost control. In dollar terms, SG&A expense increased to $2.4 million in 1998 from $1.8 million in the first quarter of 1997. The increase in SG&A is the result of: higher sales commissions at Aerospace Telemetry as a result of increased sales as well as higher infrastructure and administrative costs at the outsourcing Support Services Division resulting from its expanded activities. Research and Development expense was $397,000 in the first quarter of 1998, compared to $359,000 in the first quarter of 1997, reflecting Aerospace Telemetry's continued efforts to improve and develop new products and services.

            Interest and other expenses were 39% lower in 1998 than in 1997. The reduction to $228,000 in 1998 from $373,000 in 1997, reflected the overall reduction in outstanding debt held by Microdyne in the first quarter of fiscal year 1998 as compared to the same period in 1997.

            Microdyne's income tax expense during the first fiscal quarter of 1998 was offset by an adjustment to the Company's deferred tax asset valuation account, resulting in no tax provision for the quarter. The deferred tax assets, as shown on the Balance Sheets, are net of valuation adjustments of $8.2 million as of December 31, 1997, and $9.0 million as of September 28, 1997.

            During the first quarter of 1998, Microdyne had $1.9 million in expenses, net of income, which were offset against its reserve for discontinued operations. Based on its current experience, Microdyne believes that the $4.8 million reserve set up in June 1997 for the discontinuance of its Networking Products Division is adequate.

                         LIQUIDITY AND CAPITAL RESOURCES

            During the past three years, Microdyne has financed its operations principally through internally generated funds. However, Microdyne has secured external financing in connection with acquisitions and repurchases of common stock.

            External financing has been primarily provided through bank borrowings. As of December 31, 1998, Microdyne had $8.2 million of bank debt under a revolving line of credit facility. On December

31, 1997, Microdyne had $0.7 million in cash and $2.7 million available for borrowing under its revolving credit facility. Microdyne is required to repay its bank borrowings by October 30, 1998, unless such agreements are renewed. Microdyne believes that based on its current forecast of cash generation, it will meet that schedule. In addition, Microdyne plans for the previously mentioned borrowing agreements to be renewed or replaced within the current fiscal year.

    In April 1996, Microdyne utilized cash and notes to purchase from Novell, Inc. ("Novell") the exclusive, royalty-free perpetual right to market certain hardware and related technology which were previously sold by Microdyne under license from Novell, and to convert certain accounts payable into notes payable. As of December 31, 1997, notes payable due Novell totaled $4.7 million, of which $1.7 million has been classified as a short-term obligation and $3.0 million as a long-term obligation on the December 31, 1997 Balance Sheet.

    During the first fiscal quarter of 1998, net cash used in operations was $1.0 million, primarily due to cash used in discontinued operations of $1.0 million. The increases in accounts receivable was mostly offset by increases in accounts payable, accrued expenses, earnings from continuing operations and a reduction in inventory. The increases in accounts receivable reflect a buildup of unbilled accounts receivable for both of the operating divisions. This trend in accounts receivable is expected to continue as Microdyne's outsourcing Support Services and Aerospace Telemetry systems integration revenue increases. The increase in accounts payable reflect Microdyne's increased level of business in its operating divisions. Cash used in investing activities was $1.7 million, which primarily relates to additional equipment for the outsourcing Support Services Division's TTS facility in California. Microdyne has no material commitments for future capital expenditures. Cash provided by financing activities was $2.4 million, representing the increase in bank borrowings and cash proceeds from the sale lease-back transaction.

    Microdyne believes its available cash, funds generated from operations, and funds available under its credit facility should be sufficient to finance its continuing operations in fiscal 1998. In addition, Microdyne may from time to time consider the acquisition of businesses, products, or technologies that may require additional funds.

PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports.

(a) See exhibit index

(b) No form 8-K was filed during the quarter ended December 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MICRODYNE CORPORATION
                                           ---------------------
                                           Registrant


Date: February  10, 1998                   /s/ Michael E. Jalbert
      ---------------------                ---------------------------
                                               Michael E. Jalbert
                                               Chief Executive Officer
                                               [Duly Authorized Officer]



Date: February  10, 1998                   /s/ Massoud Safavi
      ---------------------                -------------------
                                               Massoud Safavi
                                               Chief Financial Officer
                                               [Principal Financial Officer]

                                Exhibit Index
                                -------------

Exhibit                Description                   Sequential Page No.
-------                -----------                   -------------------
10.40             Eighth Amendment                   Filed with this Form 10-Q
                  to Credit Agreement
                  dated as of December
                  24, 1997, between Microdyne
                  and Crestar Bank

10.41             Master Lease Agreement             Filed with this Form 10-Q
                  dated as of December 23, 1997
                  between Mellon US Leasing,
                  and Microdyne

27                Financial Data Schedule            Filed with this Form 10-Q