Form 10-Q
period 1998-03-31
MICRODYNE CORP
filed 1998-05-12
CIK 65743

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            CLASS                      OUTSTANDING AT MARCH 31, 1998
-----------------------------          -----------------------------
 Common stock, $.10 par value                    13,065,465


















                               Page 1 of 12 pages
                        Exhibit Index appears on page 12

                              MICRODYNE CORPORATION


                                      INDEX

                                                                 PAGE NUMBER

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Statements of Earnings
           Three and Six months ended March 31, 1998
           and March 30, 1997                                          3

           Balance Sheets
           March 31, 1998 and September 28, 1997                       4

           Statements of Cash Flows
           Six months ended March 31, 1998
           and March 30, 1997                                          5

           Notes to Consolidated Financial
           Statements                                                  6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                  8


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports.                                      12

SIGNATURES                                                            12

                              MICRODYNE CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                       Three Months Ended            Six Months Ended
                                                       -------------------          -------------------
                                                       March 30,  March 31,         March 30,  March 31,
                                                          1997      1998               1997      1998
                                                       -------------------          -------------------
                                                         (In thousands)               (In thousands)
Revenue:
  Product                                              $    4,361   $   5,545      $   9,051    $11,252
  Service                                                   6,404       7,803         10,375     14,781
                                                       ----------   ---------      ---------    -------
    Total revenue                                          10,765      13,348         19,426     26,033

Cost of products sold and service provided:
  Product                                                   2,003       2,386          3,921      5,010
  Service                                                   4,534       5,303          7,383     10,286
                                                       ----------   ---------      ---------    -------
Total cost of products sold and
service provided                                            6,537       7,689         11,304     15,296
                                                       ----------   ---------      ---------    -------
     Gross profit                                           4,228       5,659          8,122     10,737

Operating expenses:
     Selling, general and
      administrative expense                                2,045       2,820          3,855      5,245
     Research and development                                 384         580            743        977
                                                       ----------   ---------       --------    -------
         Total operating expenses                           2,429       3,400          4,598      6,222
                                                       ----------   ---------       --------    -------
Earnings from continuing
operations                                                  1,799       2,259          3,524      4,515
Other expense, net                                           (265)       (186)          (638)      (414)
                                                       ----------   ---------      ---------    -------
     Earnings from continuing operations
        before income taxes                                 1,534       2,073          2,886      4,101

Provision for income taxes:                                   583           -          1,097          -
                                                       ----------   ---------      ---------    -------
      Net earnings from continuing operations
                                                              951       2,073          1,789      4,101
                                                       ----------   ---------      ---------    -------
Loss from discontinued
operations,  net of tax effect                            (28,128)          -        (28,356)         -
                                                       ----------   ---------      ---------    -------
Net earnings
                                                       $  (27,177)  $   2,073        (26,567)   $ 4,101
                                                       ==========   =========      =========    =======
Basic earnings per share,                              $     0.07   $    0.16      $    0.14    $  0.32
continuing operations
Basic loss per share,
discontinued operations                                     (2.18)          -          (2.21)         -
                                                       ----------   ---------      =========    =======
Basic earnings per share                               $    (2.11)  $    0.16      $   (2.07)   $  0.32
                                                       ==========   =========      =========    =======
Weighted average shares outstanding, basic                 12,864      13,038         12,864     13,006

Diluted earnings per share,
continuing operations                                  $     0.07   $    0.16      $    0.14    $  0.31
Diluted loss per share,
discontinued operations                                     (2.15)          -          (2.17)         -
                                                       ----------   ---------      ---------    -------

Diluted earnings per share                             $    (2.08)  $    0.16      $   (2.03)   $  0.31
                                                       ==========   =========      =========    =======
Weighted average shares
outstanding, diluted                                       13,059      13,201         13,059     13,178



 The notes on the following pages are an integral part of these statements

                              MICRODYNE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                           September 28,    March 31,
                                              1997             1998
                                          -------------    -------------
                                           (audited)       (unaudited)
                                                 (In thousands)
  ASSETS
  CURRENT ASSETS
    Cash                                     $   1,056      $     827
    Accounts receivable, net                    17,327         11,548
    Inventories                                  4,560          4,170
    Income tax receivable                        1,022          1,024
    Prepaid expenses and deposits                  391            845
    Current assets of discontinued
    operations                                   2,442            320
    Deferred income tax asset                    4,056          4,056
                                             ---------      ---------
      Total current assets                      30,854         22,790

  PROPERTY AND EQUIPMENT, net                    3,225          5,259
  DEFERRED INCOME TAX ASSET                        123            123
  NONCURRENT ASSETS
      OF DISCONTINUED OPERATIONS                   112             21
  OTHER ASSETS                                     227            115
                                             ---------      ---------

      Total assets                           $  34,541      $  28,308
                                             =========      =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
      Current maturities of long-term
        obligations                          $   2,040      $   4,962
      Accounts payable - trade                   3,094          1,118
      Accrued liabilities                        6,135          4,600
      Current liabilities of discontinued
  operations                                     5,172            804
                                             ---------      ---------
        Total current liabilities               16,441         11,484

  LONG-TERM OBLIGATIONS, net of current
  maturities                                     9,698          3,769

  COMMITMENTS AND CONTINGENCIES                      -              -
  STOCKHOLDERS' EQUITY
       Common stock, $.10 par value,
          authorized 50,000,000,
          shares 12,904,313 shares,
          issued and outstanding at
          September 28, 1997 and
          13,065,465 shares issued and
          outstanding at March 31, 1997          1,290          1,307
       Additional paid-in capital               10,332         10,867

       Retained (deficit) earnings              (3,220)           881
                                             ---------      ---------
             Total stockholders' equity          8,402         13,055
                                             ---------      ---------

        Total liabilities and
           Stockholders' equity              $  34,541      $  28,308
                                             =========      =========





 The notes on the following pages are an integral part of these statements

                         MICRODYNE CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                                                                   Six Months Ended
                                                                                        March 30, 1997           March 31, 1998
                                                                                      -------------------      ------------------
                                                                                                 (In thousands)
Increase (decrease) in Cash:

Cash flows from operating activities:
      Net earnings                                                                  $        (26,567)        $          4,101

      Adjustments to reconcile net income to net cash
           from operating activities:
                Depreciation and amortization                                                    291                      610
                Loss on discontinued operations                                               28,356                        -
                Changes in assets and liabilities,
                    net of effect of discontinued operations
                     (Increase) decrease in accounts receivable                               (3,546)                   6,096
                     (Increase) decrease in inventories                                         (402)                     390
                     Increase in prepaid expenses                                                (17)                    (454)
                     (Increase) decrease in other assets                                         (32)                     112
                     Increase in income tax receivable                                          (252)                      (2)
                     (Increase) in deferred income tax asset                                  (1,915)                       -
                     Increase (decrease) in accounts payable and other accruals                2,155                   (3,511)
                                                                                      -------------------      -------------------

                        Net cash (used in) provided by continuing operations                  (1,929)                   7,342
                        Net cash provided by (used in) discontinued operations                11,824                   (2,155)
                                                                                      -------------------      -------------------

                                                                                               9,895                    5,187
Cash flows from investing activities:
      Additions to property and equipment                                                        (71)                  (2,308)
                                                                                      -------------------      -------------------

                        Net cash used in investing activities                                    (71)                  (2,308)

Cash flows from financing activities:
      Payments on bank debt                                                                   (9,390)                  (3,128)
      Proceeds from issuance of long-term obligations                                              -                    1,227
      Payments on notes payable                                                               (1,238)                  (1,442)
      Issuance of common stock                                                                   183                      235
                                                                                      -------------------      -------------------

                        Net cash used in financing activities                                (10,445)                  (3,108)

Net decrease in Cash                                                                            (621)                    (229)

Cash at beginning of period                                                                    1,791                    1,056
                                                                                      -------------------      -------------------

Cash at end of period                                                              $          1,170         $            827
                                                                                     ===================      ===================

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

   The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore certain footnote disclosures normally accompanying financial statements have been substantially omitted. These condensed financial statements should be read in conjunction with complete disclosures accompanying the financial statements contained in the Company's most recent Annual Report on Form 10-K.

2. The provision for income taxes presented in the Statements of Operations is based upon the estimated effective tax rate at fiscal year-end, and is largely determined by management's estimate as of the interim date of projected taxable income for the entire fiscal year. In the first six months of fiscal 1998, the Company reduced its valuation allowance against deferred tax assets, and its provision for income taxes, by approximately $1,558,000 based upon a re-evaluation of its continuing operations and the level of earnings for the six months ended March 31, 1998.

3. During the first quarter of 1998, Microdyne adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," which is effective for periods ending after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. This Statement requires restatement of all prior-period EPS data presented.

   The company has disclosed basic and diluted earnings per share on the income statement. The quarterly earnings per share for both the three month and the six month periods ended March 30, 1997 on the face of the financial statements have been restated to reflect the requirements of SFAS 128. The adoption of SFAS 128 had no effect on the assets, liabilities, stockholder's equity or income of the Company.

4. During the Company's first quarter of fiscal year 1998, Microdyne entered into an agreement with Mellon U.S. Leasing ("Mellon") whereby Microdyne sold and then leased back from Mellon certain fixed assets of the Company's outsourcing Support Services Division. The value of the assets sold and subsequently leased back was approximately $1.2 million. No profit or loss was realized on the sale. The leased assets have been included with other property, plant and equipment on the March 31, 1998 Balance Sheet. The lease obligation has been accounted for as a capital lease and is included with current maturities and non-current maturities of long term obligations on the March 31, 1998 Balance Sheet.

   During the Company's second quarter, the company entered into a leasing agreement with two vendors whereby the Company acquired fixed assets with a value of approximately $336,000. The leased assets have been included with other property, plant and equipment in the March 31, 1998 Balance Sheet. There were no cash proceeds from these transactions and as a result, the effects of this transaction are not reflected in the Statement of Cash Flows for the six months ended March 31, 1998.

5. During the first quarter of 1998, Microdyne amended the agreement which governs the terms of the Company's Line of Credit with Crestar Bank ("the Line of Credit"). This agreement was disclosed in footnote G to the financial statements filed with the Company's Fiscal 1997 Annual Report on Form 10K.

   The new amendment extends the applicable date of certain of the terms of the Line of Credit. Under the terms stipulated under the Line of Credit, as amended, the amount available on the Line of Credit is calculated as the lesser of: the Borrowing Base or $12.0 million as of September 15, 1997 and until March 31, 1998, and $9.0 million thereafter until October 30, 1998.

6. The Company operates in two business segments: aerospace telemetry and outsourced services. Information about the Company's operations in the segments for the three month and six month periods ended March 30, 1997 and March 31, 1998 is as follows:


                                                  Aerospace Telemetry     Outsourced Support     Corporate     Consolidated
In Thousands of Dollars                                Division                Services          and Other        Total
-----------------------------------------------  ----------------------  ---------------------- ------------ ---------------
Net sales to unaffiliated customers
Second Quarter, Fiscal 1997                                6,633                   4,132                 -         10,765
Second Quarter, Fiscal 1998                                7,396                   5,952                 -         13,348

Pretax earnings from continuing operations
Second Quarter, Fiscal 1997                                1,586                     787              (839)         1,534
Second Quarter, Fiscal 1998                                2,066                     610              (603)         2,073

Net sales to unaffiliated customers
Six Month Period Ended March 30, 1997                     11,419                   8,007                 -         19,426
Six Month Period Ended March 31, 1998                     14,667                  11,366                 -         26,033

Pretax earnings from continuing operations
Six Month Period Ended March 30, 1997                      2,895                   1,633            (1,642)         2,886
Six Month Period Ended March 31, 1998                      4,014                   1,334            (1,247)         4,101

Identifiable assets
As of September 28, 1997                                  21,028                   4,258             6,701         31,987
As of March 31, 1998                                      13,443                   7,304             7,220         27,967




   The consolidated total for identifiable assets above excludes assets of the discontinued Networking Products Division. As of September 28, 1997 and March 31, 1998 the discontinued operations of the Networking Products Division had identifiable assets totaling approximately $2,554,000 and $341,000 respectively.

   Effective April 1, 1998, the Company transferred substantially all of the assets and liabilities of its Aerospace Telemetry and outsourcing Support Services divisions to two newly formed wholly owned subsidiaries, Microdyne Communication Technologies Incorporated ("MCTI") and Microdyne Outsourcing Incorporated ("MOI"), respectively. Effective on and after such date, the Company intends to conduct its operations through the holding company structure established by the aforementioned transfer.

7. As of October 1, 1997, Microdyne entered into an agreement with an officer of the company. Under the terms of the agreement, the officer exchanged a $317,000 note receivable for 116,702 shares of the Company's stock. The shares were available to the officer pursuant to the exercise of stock options granted under the Company's stock option plans. The note receivable bears interest at the rate of 6% annually and is to be paid in full no later than October 1, 2000. The note and accrued interest remain outstanding as of March 31, 1998.

8. On December 29, 1997, Microdyne changed its fiscal year from a 52/53 week fiscal year ending on the Sunday closest to September 30 to a 365-day fiscal year ending on September 30. As a result, the Company's 1998 fiscal year will now end on September 30, 1998, rather than on September 27, 1998.

PART 1. - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     GENERAL

    Sales from continuing operations increased in the second quarter of fiscal 1998 by $2.6 million, or 24% from the second quarter of fiscal 1997. Net earnings from continuing operations increased $1.1 million, or 118% during the same period. The increase in revenue is a result of both the Aerospace Telemetry and outsourcing Support Services operations increasing their sales volume from existing businesses as well as from new services and products. The increase in earnings reflects the overall growth in the company's revenues over the second quarter of the prior fiscal year, higher gross profit as a percentage of revenue and lower interest expense resulting from lower outstanding debt during the period.

    The Company believes demand for its Aerospace Telemetry products is strong and that such demand should continue. Aerospace Telemetry revenues increased 12% over the same quarter of the prior fiscal year. Aerospace Telemetry saw its product sales increase by $1.2 million or 28%, over the second quarter of fiscal 1997. Telemetry's gross profit improved 35% when compared to the second quarter of fiscal 1997 as both products and systems generated improved gross profits in dollar terms and as a percentage of revenue. During the second quarter of fiscal 1998, the Aerospace Telemetry Division substantially completed the requirements of the Company's contract with Italian Ministry of Defense, valued at $11.0 million. As a result of increased sales and higher gross profits as percentage of sales in its systems integration business, Aerospace Telemetry experienced higher pretax earnings from operations for the second quarter when compared to the same period in fiscal 1997.

    Outsourcing Support Services revenue continues to meet the Company's revenue expectations. Compared to the second quarter of fiscal year 1997, the outsourcing Support Services Division experienced a $1.8 million or 44% increase in sales, $1.5 million of which was generated by the new outsourcing facility in Southern California. The new outsourcing facility, which provides telephone technical support and warranty repair work from one location in Southern California, was opened in September 1997. Microdyne also signed a contract with a new customer to provide telephone technical support and warranty work from this facility beginning in October 1997. Also during the second quarter, the division continued its investment in infrastructure. These investments have, as expected, resulted in pretax earnings from operations for the quarter that are less than those of the year ago quarter. Once the facility reaches full capacity, pretax earnings from operations are expected to improve.

   The Company's consolidated balance sheet improved over the course of the six month period from September 28, 1997 to March 31, 1998. Accounts receivable balances were reduced 33% to $11.5 million, despite higher revenues, due to the collection of Italian Ministry of Defense accounts receivable and an improved collection effort throughout the Company. As a result of the improved collection of accounts receivable, the Company was able to reduce its long term obligations by 26% from $11.7 million as of September 28, 1997 to $8.7 million as of March 31, 1998. This reduction is net of a $1.5 million increase in capital lease obligations during the period.

                                  RISK FACTORS

   The information included in this Management's Discussion and Analysis, and elsewhere in the Form 10Q, contains forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially include: rapid changes in products and technology that may displace products sold by Microdyne; the competitive industries within which Microdyne operates; the Company's success in identifying, acquiring and incorporating commercially successful technology, products or businesses, and in identifying and taking advantage of growth opportunities; the effect on cash flow and liquidity of differences between the expected and the actual timing of collection of accounts receivable; uncertainty associated with certain future events outside of Microdyne's control which could affect the adequacy of the amount of the loss estimated for the disposal of the Networking Products Division; dependence upon a limited customer base at outsourcing Support Services Division and several large customers at Aerospace Telemetry; fluctuations in call volume at the Company's outsourced telephone technical support facility; limited product lines and service offerings relative to other suppliers; contractual agreements between Microdyne and other companies; the discontinued Networking Products Division's reliance upon distributors to continue to sell networking products; fluctuations in the Company's quarterly results of operations and the timing of orders from customers; and the Company's relationships with sources of external financing; and the risk factors listed from time to time in the Company's SEC filings, including but not limited to the Annual Report on Form 10-K for the year ended September 28, 1997. In addition, any shortfall in revenue or earnings from the levels expected by securities analysts could have an immediate and significant effect on the trading price of Microdyne's common stock in any given period.

                              RESULTS OF OPERATIONS

Quarter Ended March 31, 1998 Compared to Quarter Ended March 30, 1997

    Consolidated revenue from continuing operations for the second quarter of fiscal year 1998 increased to $13.3 million from $10.8 million in the second quarter of fiscal year 1997, an increase of 24%. Both the Aerospace Telemetry Division and the outsourcing Support Services Division had overall increases in revenue.

    Second quarter 1998 Aerospace Telemetry revenue increased 12% to $7.4 million from $6.6 million in the second quarter of fiscal 1997. The division's revenues continue to reflect a changing mix of product and system integration sales in 1998 compared to the year-earlier period. Systems integration sales represented 25% of 1998 second quarter sales compared to 34% during the same period in fiscal year 1997. In the second fiscal quarter of 1998, system sales decreased to $1.9 million from $2.3 million during the same period in 1997. Second quarter 1998 Aerospace Telemetry product sales increased 29% to $5.5 million from $4.3 million in 1997.

    Outsourcing Support Services revenue increased 44% to $6.0 million in the second quarter of 1998 from $4.1 million in 1997. The increase in revenues reflect continued demand for established support services as well as demand for the services provided under the new contract for outsourced technical support and warranty work at the Company's outsourcing facility in Southern California. The new outsourcing facility generated $1.6 million in revenue during the second quarter of 1998. Although the facility was not in operation during the second fiscal quarter of 1997, a temporary facility generated $100,000 in revenue for the second quarter of 1997.

    For the second quarter of 1998, consolidated gross profit from continuing operations increased 34% to $5.7 million in 1998 from $4.2 million in 1997. As a percentage of continuing operations' sales, gross profit increased to 42% in 1998 from 39% in 1997. The dollar increase in gross profit was the result of higher sales at both Aerospace Telemetry and Outsourcing Support Services. The increase in gross profit as percentage of revenues is the result of improved profits at Aerospace Telemetry. The higher gross profits at that division are the result of higher than anticipated gross profits, in dollar terms and as a percentage of sales, on the $11 million systems integration contract with the Italian Ministry of Defense. This contract was substantially completed by the end of the quarter. The higher gross profit as a percentage of sales associated with the division's systems integration activities is expected to be temporary, and should not continue in the future. The improved gross profits as a percentage of sales at Aerospace Telemetry were partially offset by a lower overall gross profits as a percentage of sales at outsourcing Support Services. The lower overall gross profits as a percentage of sales at outsourcing Support Services are the result of higher costs at its new telephone technical support facility due to the Company's substantial investment in infrastructure. Once the facility reaches full capacity, overall gross profits, in dollar terms and as a percentage of sales are expected to improve.

    SG&A expense increased to $2.8 million in 1998 from $2.0 million in the second quarter of 1997. The increase in SG&A is the result of: higher sales commissions at Aerospace Telemetry as a result of increased sales, and higher infrastructure as well as administrative costs at the outsourcing Support Services Division resulting from its expanded activities. Research and Development expense was $580,000 in the second quarter of 1998, compared to $384,000 in the first quarter of 1997, reflecting Aerospace Telemetry's continued efforts to improve and develop new products and services.

    Interest and other expenses were 30% lower in 1998's second quarter than in 1997. The reduction to $186,000 in 1998 from $265,000 in 1997 reflects the overall reduction in outstanding debt held by Microdyne in the second quarter of fiscal year 1998 as compared to the same period in 1997.

    Microdyne's income tax expense during the second fiscal quarter of 1998 was offset by an adjustment to the Company's deferred tax asset valuation account, resulting in no tax provision for the quarter. The deferred tax assets, as shown on the Balance Sheets, are net of valuation adjustments of $7.5 million as of March 31, 1998, and $9.0 million as of September 28, 1997.

    During the second quarter of 1998, Microdyne had $0.4 million in expenses, net of income, which were offset against its reserve for discontinued operations. Based on its current experience, Microdyne believes that the $4.8 million reserve set up in June 1997 for the discontinuance of its Networking Products Division is adequate.

Six Months  Ended March 31, 1998 Compared to Six Months  Ended March 30, 1997

    Consolidated revenue from continuing operations for the first six months of fiscal year 1997 increased to $26.0 million from $19.4 million for the same period in 1997, an increase of 34%. The outsourcing Support Services Division increased its share of consolidated revenues from continuing operations, which represented 41% of consolidated revenues for the first six months of fiscal 1997, to 44% of consolidated revenues in the first six months of fiscal 1998.

    For the first six months of 1998, Aerospace Telemetry revenue increased 28% to $14.7 million from $11.4 million for the same period in fiscal 1997. For the first six months of 1998, systems integration sales growth of 44% outpaced the product sales growth of 24%. For the same period in 1998, system integration sales were $3.4 million compared to $2.4 million in 1997 while product and other revenues were $11.3 million compared to $9.0 million in 1997.

    Outsourcing Support Services revenue increased 42% to $11.4 million during the first six months of 1998 compared to $8.0 million for the comparable period in the prior fiscal year. The portion of the revenue earned at the Microdyne's own facilities ("outsourced revenue"), was $2.8 million for the first six months of 1998, while the portion of the revenue earned at the customer's facilities ("in-sourced revenue") represented $8.6 million of year to date revenue. The year to date revenue for 1997 is comprised of $7.9 million of in-sourced revenue and $100,000 of outsourced revenue. Therefore, outsourced revenue represented 79% of total revenue growth for the outsourcing Support Services Division during the first six months of fiscal 1998.

     For the six months of 1998, consolidated gross profit from continuing operations increased 32% to $10.7 million in 1998 from $8.1 million in 1997. As a percentage of continuing operations' sales, gross profit decreased to 41% in 1998 from 42% in 1997. The reduction in the gross profit as a percentage of sales for the first six months reflects the offsetting trends noted above for the second quarter of 1998: while Aerospace Telemetry experienced higher margins as a result of improvements in the gross profit as a percentage of sales in its system integration business, outsourcing Support Services saw a decline in its gross profit as a percentage of sales principally as a result of its investment in infrastructure for the new outsourcing facility in Southern California.

    SG&A expense increased to $5.2 million in 1998 from $3.9 million in the second quarter of 1997. As a percentage of sales, SG&A remained at 20% for 1998 and 1997 fiscal year to date. In dollar terms, SG&A's increase is the result of higher sales commissions, as well as new administrative and infrastructure charges at outsourcing Support Services.

    Research and Development ("R&D")expense was $977,000 in the first six months of fiscal 1998, compared to $743,000 in the first six months of 1997. As a percentage of sales, R&D remained at 4% of year to date sales.

    Interest and other expenses were 35% lower in 1998's first six months than in 1997. The $225,000 reduction from $638,000 in 1997 reflects the effects of the overall reduction in Microdyne's outstanding debt as compared to the same period in fiscal 1997.

    Microdyne's income tax expense during the first six months of 1998 was offset by an adjustment to the Company's deferred tax asset valuation account, resulting in no tax provision for the year to date. The deferred tax assets, as shown on the Balance Sheets, are net of valuation adjustments of $7.5 million as of March 31, 1998, and $9.0 million as of September 28, 1997. There was no such valuation in the first six months of fiscal 1997.

    During the first six months of 1998, Microdyne had $2.2 million in expenses, net of income, which were offset against its reserve for discontinued operations. Based on its current experience, Microdyne believes that the $4.8 million reserve set up in June 1997 for the discontinuance of its Networking Products Division is adequate.

                         LIQUIDITY AND CAPITAL RESOURCES

    During the past three years, Microdyne has financed its continuing operations principally through internally generated funds. However, Microdyne has secured external financing in connection with acquisitions and repurchases of common stock.

    External financing has been primarily provided through bank borrowings. As of March 31, 1998, Microdyne had $3.3 million of bank debt under a revolving line of credit facility. On March 31, 1998, Microdyne had $0.8 million in cash and $7.6 million available for borrowing under its revolving credit facility. On April 1, the maximum borrowing amount under the credit facility, in accordance with the terms of a credit agreement, was reduced from $12 million to $9 million. Microdyne is required to repay its bank borrowings by October 30, 1998, unless such agreements are renewed. Microdyne believes that based on its current forecast of cash generation, it will meet that schedule. In addition, Microdyne plans for the previously mentioned borrowing agreements to be renewed or replaced within the current fiscal year.

    In April 1996, Microdyne utilized cash and notes to purchase from Novell, Inc. ("Novell") the exclusive, royalty-free perpetual right to market certain hardware and related technology which were previously sold by Microdyne under license from Novell, and to convert certain accounts payable into notes payable. As of March 31, 1998, notes payable due Novell totaled $4.0 million, of which $1.3 million has been classified as a short-term obligation and $2.7 million as a long-term obligation on the March 31, 1998 Balance Sheet.

    During the first six months of 1998, net cash provided by operations was $5.2 million. Cash provided by continuing operations was $7.3 million, while cash used in discontinued operations was $2.1 million. Cash provided by continuing operations was primarily the result of improved collections of accounts receivable, the collection of a substantial portion of the previously unbilled accounts receivable related to the company's contract with the Italian Ministry of Defense, and decreases in inventory and other assets. The cash provided by continuing operations was partially offset by decreases in accounts payable and other accruals, and an increase in prepaid expenses. Cash used in investing activities was $2.3 million, which primarily relates to additional equipment for the outsourcing Support Services Division's facility in California. Microdyne has no material commitments for future capital expenditures. Cash used in financing activities was $3.1 million, representing the principal payments on bank borrowings and long term debt obligations offset by cash proceeds from the sale lease-back transaction and the issuance of common stock.

    Microdyne believes its available cash, funds generated from operations, and funds available under its credit facility should be sufficient to finance its continuing operations in fiscal 1998. In addition, Microdyne may from time to time consider the acquisition of businesses, products, or technologies that may require additional funds.

YEAR 2000

   The company is currently evaluating the impact of the year 2000 on operation, suppliers and customers. Nothing has come to the attention of the Company that would materially impact the results of operations of the Company.

PART II. - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Stockholders of the Registrant was held March 23, 1998. Results of the voting for directors was as follows:

                                Votes For     Votes Against       Abstained or Unvoted

Philip T. Cunningham           12,195,169        43,782                             -
Christopher M. Maginniss       12,197,816        41,135                             -
Curtis M. Coward               12,197,816        41,135                             -
Gregory W. Fazakerley          12,197,816        41,135                             -
H. Brian Thompson              12,197,816        41,135                             -
Michael E. Jalbert             12,197,816        41,135                             -


Item 5. Other Information

    Effective April 1, 1998, the Company transferred substantially all of the assets and liabilities of its Aerospace Telemetry and outsourcing Support Services divisions to two newly formed wholly owned subsidiaries, Microdyne Communication Technologies Incorporated ("MCTI") and Microdyne Outsourcing Incorporated ("MOI"), respectively. Effective on and after such date, the Company intends to conduct its operations through the holding company structure established by the aforementioned transfer.

Item 6.    Exhibits and Reports.

(a)One Form 8-K was filed during the quarter ended March 31, 1998. The form 8-K related to the change of the Company's fiscal year from a 52/53 week fiscal year ending on the Sunday closest to September 30 to a 365-day fiscal year ending on September 30. As a result, the Company's 1998 fiscal year will now end on September 30, 1998, rather than on September 27, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MICRODYNE CORPORATION
                                     ----------------------
                                     Registrant

Date: May 11, 1998                   /s/ MICHAEL E. JALBERT
      ------------------------       ----------------------
                                     Michael E. Jalbert
                                     Chief Executive Officer
                                     [Duly Authorized Officer]

Date: May 11, 1998                   /s/ MASSOUD SAFAVI
      ------------------------       ------------------
                                     Massoud Safavi
                                     Chief Financial Officer
                                     [Principal Financial Officer]