Form 10-K/A
period 1997-09-28
MICRODYNE CORP
filed 1998-07-06
CIK 65743

              ---------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND, (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENT FOR THE PAST 90 DAYS. YES X NO ____

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K. (   )

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

SEE PAGE 35 FOR EXHIBITS.

               ---------------------------------------------------

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRODYNE CORPORATION

                          By: /s/ Michael E. Jalbert             July 6, 1998
                              -------------------------------
                                Michael E. Jalbert
                                President and Chief Executive
                                Officer

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER:


/s/ Michael E. Jalbert        President                     July 6, 1998
----------------------        Chief Executive Officer
Michael E. Jalbert            Director



PRINCIPAL FINANCIAL OFFICER:


/s/ Massoud Safavi            Chief Financial Officer       July 6, 1998
-------------------
Massoud Safavi


/s/ Philip T. Cunningham      Director                      July 6, 1998
------------------------      Chairman, Board of Directors
Phillip T. Cunningham


----------------------        Director
Gregory W. Fazakerley


                              Director
---------------------
H. Brian Thompson


/s/ Curtis M. Coward          Director                      July 6, 1998
--------------------
Curtis M. Coward


/s/ Christopher M. Maginniss  Director                      July 6, 1998
----------------------------
Christopher M. Maginiss

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

10.27                Asset Purchase Agreement dated                     Incorporated by reference
                     September 12, 1995 between the                     to Exhibit 1 to Amendment
                     Registrant and National                            No.1 to the Registrant's 1995
                     Semiconductor Corporation                          Form S-3 Registration Statement

10.28                License Agreement between                          Incorporated by reference
                     Novell Inc. and the Registrant                     to Exhibit No. 10.8 to
                     Dated July 31, 1992                                Amendment No. 2 to the
                                                                        Registrant's 1995 Form
                                                                        S-3 Registration Statement

10.29                OEM Agreement between                              Incorporated by reference
                     Novell Inc. and the Registrant                     to Exhibit No. 10.9 to
                     Dated June 14, 1994                                amendment No. 2 to the
                                                                        Registrant's 1995  Form S-3
                                                                        Registration Statement

10.30                Technology Purchase Agreement                      Incorporated by reference
                     between Novell Inc. and the Registrant             to Exhibit 10.30 to the
                     Dated April 22, 1996                               Registrant's 1996 Form 10-K
                                                                        Annual Report


10.31                Agreement between Epson America,                   Incorporated by reference to
                     Inc. and the Registrant Dated                      Exhibit 10.31 to the Registant's
                     March 20, 1996.                                    1996 Form 10-K Annual Report

10.32*               Amendment One to the agreement                     Filed with this Form 10-K
                     between Epson America, Inc. and the
                     Registrant Dated January 20, 1997.
                     Portions of this exhibit have been
                     omitted pursuant to a request for
                     confidential treatment.

10.33*               Amendment Two to the agreement                     Filed with this Form 10-K
                     between Epson America, Inc. and the
                     Registrant Dated August 1, 1997.
                     Portions of this exhibit have been
                     omitted pursuant to a request for
                     confidential treatment.

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

27.1                 Financial Data Schedule                            Incorporated by reference
                                                                        to Exhibit No. 27 to
                                                                        Amendment No. 1 to the
                                                                        Registrant's 1995 Form S-3
                                                                        Registration Statement.

* Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.