Form 10-Q
period 1998-06-30
MICRODYNE CORP
filed 1998-08-13
CIK 65743

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              CLASS                             OUTSTANDING AT JUNE 30, 1998
  ----------------------------                  ----------------------------
  Common stock, $.10 par value                          13,069,909











                               Page 1 of 14 pages
                        Exhibit Index appears on page 14

                              MICRODYNE CORPORATION


                                      INDEX


                                                                        PAGE NUMBER

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Statements of Earnings
          Three and Nine months ended June 30, 1998
          and June 29, 1997                                                  3

          Balance Sheets
          June 30, 1998 and September 28, 1997                               4

          Statements of Cash Flows
          Nine months ended June 30, 1998
          and June 29, 1997                                                  5

          Notes to Consolidated Financial
          Statements                                                         6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                         9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        12

PART II - OTHER INFORMATION

Item 5.   Other Information                                                 13

Item 6.   Exhibits and Reports.                                             13


SIGNATURES                                                                  13


Exhibit Index                                                               14

                              MICRODYNE CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                   Three Months Ended            Nine Months Ended
                                                            -----------------------------   -----------------------------
                                                              June 29,         June 30,        June 29,        June 30,
                                                                1997             1998            1997            1998
                                                            -------------   -------------   -------------   -------------
                                                                   (In thousands)                  (In thousands)
Revenue:
Microdyne Communication Technologies Incorporated           $       7,873   $       7,688   $      19,293   $      22,355
Microdyne Outsourcing Incorporated                                  4,652           5,737          12,659          17,103
                                                            -------------   -------------   -------------   -------------
    Total revenue                                                  12,525          13,425          31,952          39,458

Cost of products sold and service provided:
    Microdyne Communication Technologies Incorporated               4,279           3,526           9,824          10,274
    Microdyne Outsourcing Incorporated                              3,356           4,609           9,115          13,157
                                                            -------------   -------------   -------------   -------------
Total cost of products sold and service provided                    7,635           8,135          18,939          23,431
                                                            -------------   -------------   -------------   -------------
     Gross profit                                                   4,890           5,290          13,013          16,027

Operating expenses:
     Selling, general and administrative expense                    2,357           2,883           6,519           8,128
     Research and development                                         409             599           1,151           1,576
                                                            -------------   -------------   -------------   -------------
           Total operating expenses                                 2,766           3,482           7,670           9,704
                                                            -------------   -------------   -------------   -------------

Earnings from continuing operations                                 2,124           1,808           5,343           6,323
Other expense, net                                                   (197)           (154)           (835)           (568)
                                                            -------------   -------------   -------------   -------------
           Earnings from continuing operations
             before income taxes                                    1,927           1,654           4,508           5,755

Provision for income taxes:                                           732               -           1,716               -
                                                            -------------   -------------   -------------   -------------

           Net earnings from continuing operations                  1,195           1,654           2,792           5,755
                                                            -------------   -------------   -------------   -------------

Loss from discontinued operations,  net of tax effect              (5,169)              -         (33,334)              -
                                                            -------------   -------------   -------------   -------------

Net (loss) earnings                                              $ (3,974)  $       1,654   $     (30,542)  $       5,755
                                                            =============   =============   =============   =============

Basic earnings per share, continuing operations             $        0.09   $        0.13   $        0.22   $        0.44
Basic loss per share, discontinued operations                       (0.40)              -           (2.59)              -
                                                            -------------   -------------   -------------   -------------
Basic (loss) earnings per share                             $       (0.31)  $        0.13   $       (2.37)  $        0.44
                                                            =============   =============   =============   =============
Weighted average shares outstanding, basic                         12,877          13,068          12,871          13,008

Diluted earnings per share, continuing operations           $        0.09   $        0.13   $        0.22   $        0.44
Diluted loss per share, discontinued operations                     (0.40)              -           (2.58)              -
                                                            -------------   -------------   -------------   -------------
Diluted (loss) earnings per share                           $       (0.31)  $        0.13   $       (2.36)  $        0.44
                                                            =============   =============   =============   =============
Weighted average shares outstanding, diluted                       12,919          13,103          12,913          13,177


    The notes on the following pages are an integral part of these statements

                              MICRODYNE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                             September 28,       June 30,
                                                                                                 1997              1998
                                                                                             ------------      -----------
                                                                                               (audited)       (unaudited)
                                                                                                    (in thousands)
ASSETS
CURRENT ASSETS
    Cash                                                                                     $      1,056      $      676
    Accounts receivable, net                                                                       17,327          13,418
    Inventories                                                                                     4,560           4,485
    Income tax receivable                                                                           1,022           1,046
    Prepaid expenses and deposits                                                                     391           1,099
    Current assets of discontinued operations                                                       2,442             270
    Deferred income tax asset                                                                       4,056           4,056
                                                                                             ------------      ----------
        Total current assets                                                                       30,854          25,050

PROPERTY AND EQUIPMENT, net                                                                         3,225           5,322
DEFERRED INCOME TAX ASSET                                                                             123             123
NONCURRENT ASSETS
        OF DISCONTINUED OPERATIONS                                                                    112              21
OTHER ASSETS                                                                                          227             156
                                                                                             ------------      ----------

        Total assets                                                                         $     34,541      $   30,672
                                                                                             ============      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Current maturities of long-term obligations                                           $      2,040      $    4,924
       Accounts payable - trade                                                                     3,094           2,111
       Accrued liabilities                                                                          6,135           5,021
       Current liabilities of discontinued operations                                               5,172             409
                                                                                             ------------      ----------
           Total current liabilities                                                               16,441          12,465

LONG-TERM OBLIGATIONS, net of current maturities                                                    9,698           3,479
COMMITMENTS AND CONTINGENCIES                                                                           -               -
STOCKHOLDERS' EQUITY
     Common stock, $.10 par value, authorized 50,000,000 shares, 12,904,313 shares issued and outstanding at September 28, 1997 and 13,069,909
        shares issued and outstanding at June 30, 1998                                              1,290           1,307
     Additional paid-in capital                                                                    10,332          10,886
     Retained (deficit) earnings                                                                   (3,220)          2,535
                                                                                             ------------      ----------
           Total stockholders' equity                                                               8,402          14,728
                                                                                             ------------      ----------

           Total liabilities and stockholders' equity                                        $     34,541      $   30,672
                                                                                             ============      ==========





    The notes on the following pages are an integral part of these statements

                              MICRODYNE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 Nine Months Ended
                                                                                             June 29,        June 30,
                                                                                               1997            1998
                                                                                             --------        --------
                                                                                                  (In thousands)
Increase (decrease) in Cash:

Cash flows from operating activities:
     Net (loss) earnings                                                                     $(30,542)       $  5,755

     Adjustments to reconcile net income to net cash from operating activities:
              Depreciation and amortization                                                       427             997
              Loss on discontinued operations                                                  33,334               -
              Changes in assets and liabilities,
                  net of effect of discontinued operations
                  (Increase) decrease in accounts receivable                                   (5,576)          4,226
                  (Increase) decrease in inventories                                             (942)             75
                  Decrease (increase) in prepaid expenses                                          23            (708)
                  Decrease in other assets                                                         89              71
                  Decrease (increase) in income tax receivable                                    405             (24)
                  (Increase) in deferred income tax asset                                      (2,583)              -
                  Increase (decrease) in accounts payable and other accruals                    4,516           (2097)
                                                                                             --------        --------
                     Net cash (used in) provided by continuing operations                        (849)          8,295
                     Net cash provided by (used in) discontinued operations                    13,704          (2,500)
                                                                                             --------        --------
                                                                                               12,855           5,795
Cash flows from investing activities:
     Additions to property and equipment                                                         (228)         (2,758)
                                                                                             --------        --------
                     Net cash used in investing activities                                       (228)         (2,758)

Cash flows from financing activities:
     Payments on bank debt                                                                    (11,825)         (3,040)
     Proceeds from issuance of long-term obligations                                                -           1,227
     Payments on notes payable                                                                 (1,875)         (1,858)
     Issuance of common stock                                                                     299             254
                                                                                             --------        --------
                     Net cash used in financing activities                                    (13,401)         (3,417)

Net decrease in Cash                                                                             (774)           (380)

Cash at beginning of period                                                                     1,791           1,056
                                                                                             --------        --------
Cash at end of period                                                                        $  1,017        $    676
                                                                                             ========        ========

   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim financial information is unaudited. In the opinion of management, financial statements included in this report reflect all normal recurring adjustments which Microdyne Corporation (the "Company" or "Microdyne") considers necessary for a fair presentation of the results of operations for the interim periods covered, and of the financial position of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. In addition, preparation of financial statements in conformance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

2. The provision for income taxes presented in the Statements of Operations is based upon the estimated effective tax rate at fiscal year-end, and is largely determined by management's estimate as of the interim date of projected taxable income for the entire fiscal year. In the first nine months of fiscal year 1998, the Company reduced its valuation allowance against deferred tax assets, and its provision for income taxes, by approximately $2,187,000 based upon a re-evaluation of its continuing operations and the level of earnings for the nine months ended June 30, 1998.

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

     The company has disclosed basic and diluted earnings per share on the income statement. The quarterly earnings per share for both the three month and the nine month periods ended June 29, 1997 on the face of the financial statements have been restated to reflect the requirements of SFAS 128. The adoption of SFAS 128 had no effect on the assets, liabilities, stockholder's equity or income of the Company. The following is a reconciliation of the earnings per share calculations:

                                   For the three months ended:     For the nine months ended:
                                    June 29, 1997   June 30,1998    June 29, 1997  June 30, 1998
                                   -----------------------------   -----------------------------
Income:
Net earnings from continuing
operations                            $  1,195        $  1,654       $  2,792        $  5,755

Loss from discontinued
operations, net of tax effect           (5,169)             --        (33,334)             --
                                   -------------------------------------------------------------
Net (loss) earnings                   $ (3,974)       $  1,654       $(30,542)       $  5,755
                                   =============================================================

Basic weighted average shares           12,877          13,068         12,871          13,008
Effect of dilutive shares:
          Stock Options                     42              35             42             169
                                   -------------------------------------------------------------
Diluted weighted average shares         12,919          13,103         12,913          13,177
                                   =============================================================

4. During the Company's first quarter of fiscal year 1998, Microdyne entered into an agreement with Mellon U.S. Leasing ("Mellon") whereby Microdyne sold and then leased back from Mellon certain fixed assets of the Company's Outsourcing Support Services Division. The value of the assets sold and subsequently leased back was approximately $1.2 million. No profit or loss was realized on the sale. The leased assets have been included with other property, plant and equipment on the June 30, 1998 Balance Sheet. The lease obligation has been accounted for as a capital lease and is included with current maturities and non-current maturities of long term obligations on the June 30, 1998 Balance Sheet.

     During the Company's second quarter, the company entered into a leasing agreement with two vendors whereby the Company acquired fixed assets with a value of approximately $336,000. The leased assets have been included with other property, plant and equipment in the June 30, 1998 Balance Sheet. There were no cash proceeds from these transactions and as a result, the effects of this transaction are not reflected in the Statement of Cash Flows for the nine months ended June 30, 1998.

5. During the first quarter of 1998, Microdyne amended the agreement governing the terms of the Company's Line of Credit with Crestar Bank ("the Line of Credit"). This agreement was disclosed in footnote G to the financial statements filed with the Company's Fiscal 1997 Annual Report on Form 10K. The new amendment extends the applicable date of certain of the terms of the Line of Credit. Under the terms stipulated under the Line of Credit, as amended, the amount available on the Line of Credit is calculated as the lesser of: the Borrowing Base or $12.0 million as of September 15, 1997 and until March 31, 1998, and $9.0 million thereafter until October 30, 1998.

6. The Company operates in two business segments: aerospace telemetry and outsourced services. Information about the Company's operations in the segments for the three month and nine month periods ended June 29, 1997 and June 30, 1998 is as follows:

                                                                   Microdyne
                                                                 Communication    Microdyne
                                                                  Technologies   Outsourcing    Corporate   Consolidated
In Thousands of Dollars                                           Incorporated   Incorporated   and Other      Total
-------------------------------------------------------         ---------------  ------------   ----------  ------------

Net sales to unaffiliated customers
-----------------------------------
Third Quarter, Fiscal 1997                                             7,873        4,652             -         12,525
Third Quarter, Fiscal 1998                                             7,688        5,737             -         13,425

Pretax earnings from continuing operations
------------------------------------------
Third Quarter, Fiscal 1997                                             1,814          873          (760)         1,927
Third Quarter, Fiscal 1998                                             1,934          292          (572)         1,654

Net sales to unaffiliated customers
-----------------------------------
Nine Month Period Ended June 29, 1997                                 19,293       12,659             -         31,952
Nine Month Period Ended June 30, 1998                                 22,355       17,103             -         39,458

Pretax earnings from continuing operations
------------------------------------------
Nine Month Period Ended June 29, 1997                                  4,709        2,507        (2,708)         4,508
Nine Month Period Ended June 30, 1998                                  5,948        1,626        (1,819)         5,755

Identifiable assets
-------------------
As of September 28, 1997                                              21,028        4,258         6,701         31,987
As of June 30, 1998                                                   15,749        6,876         7,756         30,381


     The consolidated total for identifiable assets above excludes assets of the discontinued Networking Products Division. As of September 28, 1997 and June 30, 1998 the discontinued operations of the Networking Products Division had identifiable assets totaling approximately $2,554,000 and $291,000 respectively.

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

7. As of October 1, 1997, Microdyne entered into an agreement with an officer of the company. Under the terms of the agreement, the officer exchanged a $506,000 note receivable for 116,702 shares of the Company's stock. The shares were available to the officer pursuant to the exercise of stock options granted under the Company's stock option plans. The note receivable bears interest at the rate of 6% annually and is to be paid in full no later than October 1, 2000. The note and accrued interest remain outstanding as of June 30, 1998.

     Beginning March 1, 1998, Microdyne provided a bridge loan to an officer of the company in the amount of $400,000 for the purchase of his principal residence. A non interest bearing note receivable was established for that amount. $250,000 of the note is due 60 days after the sale of his current residence and the remainder of the note is due in 5 years. The note receivable remains outstanding as of June 30, 1998.

8. On December 29, 1997, Microdyne changed its fiscal year from a 52/53 week fiscal year ending on the Sunday closest to September 30 to a 365-day fiscal year ending on September 30. As a result, the Company's 1998 fiscal year will now end on September 30, 1998, rather than on September 27, 1998.

9. Previously the Company differentiated revenue and costs of products sold and services provided by product and service. Beginning April 1, 1998, the Company will present revenue and costs of product sold and services provided by wholly owned subsidiary. Therefore, the Consolidated Statement of Earnings for the three and nine month period ended June 29, 1997 has been restated to conform to this presentation.

PART 1. - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     GENERAL

     Microdyne Corporation ("the Company" or "Microdyne") is composed of two businesses. Microdyne Communication Technologies Incorporated (MCTI) manufactures telemetry products and provides systems integration services for the aerospace industry. Microdyne Outsourcing Incorporated (MOI) provides telephone technical support and repair services on an insourcing and outsourcing basis for major electronics manufacturers. These two companies were previously divisions of the company. On April 1, 1998 the two divisions were converted to wholly owned subsidiaries of Microdyne. Consequently, Microdyne is presenting Revenue and Cost of Sales data for each of these subsidiaries. Previously, the Company presented such data on a product and service basis.

     MCTI's revenues for the quarter just ended are essentially stable at $7.7 million during the third fiscal quarter of 1998, as compared to $7.9 million for the quarter ended June 29, 1997. For the year to date, however, MCTI's revenues are up by 16% at $22.3 million versus $19.3 million the previous year. The third quarter of fiscal 1997 included $4.0 million in revenues from the sale of telemetry and other products, and $3.9 million in revenues from the sale of systems integration services. This unusually large amount of systems integration revenue was primarily from our $11 million contract with the Italian Ministry of Defense, which was awarded during the first fiscal quarter of 1997 and substantially completed during the second fiscal quarter of 1998. The third fiscal quarter of 1998 included $5.6 million in revenues from the sale of telemetry and other products and $2.1 million from the sale of systems integration services. Due to the product mix issues previously discussed, MCTI's gross margins increased from 46% of revenues during the third quarter of 1997 to 54% of revenues during the third quarter of 1998.

     MOI's revenues increased to $5.7 million during the third fiscal quarter of 1998, as compared to $4.6 million during the third fiscal quarter of 1997. The higher revenue is primarily the result of increased activities at our outsourcing facility located in Southern California. MOI's gross margin, however, decreased by $0.2 million to 20% of revenue versus 28% in the year-ago quarter. The lower gross margin is the result of higher costs associated with the increased infrastructure required to operate a stand-alone outsourcing facility. In addition, MOI's Cost of Sales includes the absorption of certain training and other costs associated with an increase in call center staffing at our Southern California outsourcing facility, in anticipation of higher call volumes from a major customer that did not materialize. MOI adjusted its staffing to the appropriate level during the quarter.

     The Company's consolidated balance sheet strengthened over the course of the nine month period from September 28, 1997 to June 30, 1998. Accounts receivable balances were reduced 23% to $13.4 million, despite higher revenues, due to the collection of Italian Ministry of Defense accounts receivable and an improved collection effort throughout the Company. As a result of the improved collection of accounts receivable, the Company was able to reduce its long term obligations by 28% from $11.7 million as of September 28, 1997 to $8.4 million as of June 30, 1998 as well as reduce accounts payable-trade and accrued liabilities

                                  RISK FACTORS

     The information included in this Management's Discussion and Analysis, and elsewhere in the Form 10Q, contains forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially include: rapid changes in products and technology that may displace products sold by Microdyne; the competitive industries within which Microdyne operates; the Company's success in identifying, acquiring and incorporating commercially successful technology, products or businesses, and in identifying and taking advantage of growth opportunities; the effect on cash flow and liquidity of differences between the expected and the actual timing of collection of accounts receivable; uncertainty associated with certain future events outside of Microdyne's control which could affect the adequacy of the amount of the loss estimated for the disposal of the Networking Products Division; dependence upon a limited customer base at MOI and several large customers at MCTI; fluctuations in call volume at the Company's outsourced telephone technical support facility; limited product lines and service offerings relative to other suppliers; contractual agreements between Microdyne and other companies; the discontinued Networking Products Division's reliance upon distributors and original equipment manufacturers to continue to sell networking products; fluctuations in the Company's quarterly results of operations and the timing of orders from customers; the Company's relationships with sources of external financing; the proposed acquisition; and the risk factors listed from time to time in the Company's SEC filings, including but not limited to the Annual Report on Form 10-K for the year ended September 28, 1997. In addition, any shortfall in revenue or earnings from the levels expected by securities analysts could have an immediate and significant effect on the trading price of Microdyne's common stock in any given period.

                              RESULTS OF OPERATIONS

Quarter Ended June 30, 1998 Compared to Quarter Ended June 29, 1997

     Consolidated revenue from continuing operations for the third quarter of fiscal year 1998 increased to $13.4 million from $12.5 million in the third quarter of fiscal year 1997, an increase of 7%.

     Third quarter 1998 MCTI revenue decreased 2% to $7.7 million from $7.9 million in the third quarter of fiscal year 1997. MCTI's revenues continue to reflect a changing mix of product and system integration sales in 1998 compared to the prior period. Systems integration sales represented 28% of 1998 third quarter sales compared to 50% during the same period in fiscal year 1997. In the third fiscal quarter of 1998, system sales decreased to $2.1 million from $3.9 million during the same period in 1997, while third quarter 1998 MCTI product and other sales increased 40% to $5.6 million from $4.0 million in 1997. As stated previously, system integration sales were unusually high in the third quarter of 1997, due to the recognition of revenue on our $11 million contract with the Italian Ministry of Defense.

     MOI revenue increased 23% to $5.7 million in the third quarter of 1998 from $4.6 million in 1997. The increase in revenues reflect continued demand for established support services as well as demand for the services provided under the new contract for outsourced technical support and warranty work at the Company's outsourcing facility in Southern California. The new outsourcing facility generated $1.7 million in revenue during the third quarter of 1998. Although the current facility was not in operation during the third fiscal quarter of 1997, a temporary facility generated $0.6 million in revenue during that period.

     For the third quarter of 1998, consolidated gross profit from continuing operations increased 8% to $5.3 million in 1998 from $4.9 million in 1997. As a percentage of continuing operations' revenue, gross profit remained the same at 39% for the third quarter of 1998 and 1997. MOI experienced a lower overall gross profit as a percentage of revenue. The lower overall gross profits as a percentage of revenue at MOI are the result of higher costs at its new telephone technical support facility due to the Company's substantial investment in infrastructure. Once the facility reaches full capacity, overall gross profits, in dollar terms and as a percentage of sales are expected to improve. The Company was able to maintain the same gross profit as a percentage of revenue for the third quarter of 1998, compared to the same period in 1997, due to a higher gross profit as a percentage of revenue at MCTI. This higher gross profit is due to increased product sales revenue in the third quarter of 1998, which have a higher gross profit contribution, on average, than system integration sales.

     SG&A expense increased to $2.9 million in 1998 from $2.4 million in the third quarter of 1997. The increase in SG&A is the result of higher infrastructure as well as administrative costs at MOI resulting from its expanded outsourcing activities. Research and Development expense was $0.6 million in the third quarter of 1998, compared to $0.4 million in the first quarter of 1997, reflecting MCTI's continued efforts to improve and develop new products and services.

     Interest and other expenses were 22% lower in the third quarter of 1998 compared to the same period in 1997. The reduction to $0.1 million in 1998 from $0.2 million in 1997 reflects the overall reduction in outstanding debt held by Microdyne in the third quarter of fiscal year 1998 as compared to the same period in 1997.

     Microdyne's income tax expense during the third fiscal quarter of 1998 was offset by an adjustment to the Company's deferred tax asset valuation account, resulting in no tax provision for the quarter. The deferred tax assets, as shown on the Balance Sheets, are net of valuation adjustments of $6.8 million as of June 30, 1998 and $9.0 million as of September 28, 1997.

     During the third quarter of 1998, Microdyne had $0.1 million in expenses, net of income, which were offset against its reserve for discontinued operations. Based on its current experience associated with the discontinued operations, Microdyne believes that the $4.8 million reserve set up in June 1997 for the discontinuance of its Networking Products Division is adequate.

Nine Months Ended June 30, 1998 Compared to Nine Months Ended June 29, 1997

     Consolidated revenue from continuing operations for the first nine months of fiscal year 1998 increased to $39.5 million from $32.0 million for the same period in 1997, an increase of 23%. MOI increased its share of consolidated revenues from continuing operations, which represented 40% of consolidated revenues for the first nine months of fiscal year 1997, to 43% of consolidated revenues in the first nine months of fiscal year 1998.

     For the first nine months of 1998, MCTI revenue increased 16% to $22.3 million from $19.3 million for the same period in fiscal year 1997. For the first nine months of 1998, product sales grew 31% while system integration sales fell 16% due to the completion of the contract with the Italian Ministry of Defense discussed above. For the same period in 1998, system integration sales were $5.3 million compared to $6.3 million in 1997 while product and other revenues were $17.0 million compared to $13.0 million in 1997.

     MOI revenue increased 35% to $17.1 million during the first nine months of 1998 compared to $12.7 million for the comparable period in the prior fiscal year. The portion of the revenue earned at Microdyne's own facilities ("outsourced revenue"), was $4.4 million for the first nine months of 1998, while the portion of the revenue earned at the customer's facilities ("in-sourced revenue") represented $12.7 million of year to date revenue. The year to date revenue for 1997 is comprised of $12.0 million of in-sourced revenue and $0.7 million of outsourced revenue. Therefore, outsourced revenue represented 100% of total revenue growth for MOI during the first nine months of fiscal year 1998.

     For the first nine months of 1998, consolidated gross profit from continuing operations' revenue increased 23% to $16.0 million in 1998 from $13.0 million in 1997. As a percentage of revenue, gross profit remained the same at 41%. MCTI's gross profit increased $2.6 million (54% of revenue) for fiscal year 1998 from $9.5 million (49% of revenue) in fiscal year 1997 due to higher margin product sales. MOI's gross margin increased $0.4 million (24% of revenue) for fiscal year 1998 from $3.5 million (28% of revenue) in fiscal year 1997. MOI's gross profit as a percentage of revenue declined due to the Company's investment in infrastructure for the new outsourcing facility in California.

     SG&A expense increased to $8.1 million for the nine months of 1998 from $6.5 million for the comparable period in 1997. As a percentage of revenue, SG&A remained at 20% for 1998 and 1997 fiscal year to date. Despite the higher revenue, the Company was able to control its SG&A costs and will continue its efforts to reduce SG&A expenses as a percentage of revenue. In dollar terms, SG&A's increase is the result of higher administrative and infrastructure charges at MOI.

     Research and Development ("R&D")expense was $1.6 million in the first nine months of fiscal year 1998, compared to $1.2 million in the first nine months of 1997. As a percentage of revenue, R&D remained at 4% of year to date revenue.

     Interest and other expenses were 32% lower in the first nine months of 1998 compared to the same period in 1997. The $0.3 million reduction from $0.8 million in 1997 reflects the effects of the overall reduction in Microdyne's outstanding debt as compared to the same period in fiscal 1997.

     Microdyne's income tax expense during the first nine months of 1998 was offset by an adjustment to the Company's deferred tax asset valuation account, resulting in no tax provision for the year to date. The deferred tax assets, as shown on the Balance Sheets, are net of valuation adjustments of $6.8 million as of June 30, 1998, and $9.0 million as of September 28, 1997. There was no such valuation in the first nine months of fiscal year 1997.

     During the first nine months of 1998, Microdyne had $2.3 million in expenses, net of income, which were offset against its reserve for discontinued operations. Based on its current experience associated with the discontinued operations, Microdyne believes that the $4.8 million reserve set up in June 1997 for the discontinuance of its Networking Products Division is adequate.

                         LIQUIDITY AND CAPITAL RESOURCES

     During the past three years, Microdyne has financed its continuing operations principally through internally generated funds. However, Microdyne has secured external financing in connection with acquisitions and repurchases of common stock.

     External financing has been primarily provided through bank borrowings. As of June 30, 1998, Microdyne had $3.4 million of bank debt under a revolving line of credit facility. On June 30, 1998, Microdyne had $0.7 million in cash and $4.5 million available for borrowing under its revolving credit facility. On April 1, the maximum borrowing amount under the credit facility, in accordance with the terms of a credit agreement, was reduced from

$12 million to $9 million. On August 11, 1998, the Company obtained a new line of credit facility from another commercial bank for $10 million payable on October 31, 2000. The Company repaid its current borrowings under the previous line of credit from the amount available under this new line of credit.

     In April 1996, Microdyne utilized cash and notes to purchase from Novell, Inc. ("Novell") the exclusive, royalty-free perpetual right to market certain hardware and related technology which were previously sold by Microdyne under license from Novell, and to convert certain accounts payable into notes payable. As of June 30, 1998, notes payable due Novell totaled $3.6 million, of which $1.2 million has been classified as a short-term obligation and $2.4 million as a long-term obligation on the June 30, 1998 Balance Sheet.

     During the first nine months of 1998, net cash provided by operations was $5.8 million. Cash provided by continuing operations was $8.3 million, while cash used in discontinued operations was $2.5 million. Cash provided by continuing operations was primarily the result of improved collections of accounts receivable, the collection of a substantial portion of the previously unbilled accounts receivable related to the company's contract with the Italian Ministry of Defense, and decreases in inventory and other assets. The cash provided by continuing operations was partially offset by decreases in accounts payable and other accruals and an increase in prepaid expenses. Cash used in investing activities was $2.8 million, which primarily relates to additional equipment for the MOI facility in California. Microdyne has no material commitments for future capital expenditures. Cash used in financing activities was $3.4 million, representing the principal payments on bank borrowings and long term debt obligations offset by cash proceeds from the sale lease-back transaction and the issuance of common stock.

     Microdyne believes its available cash, funds generated from operations, and funds available under its credit facility should be sufficient to finance its continuing operations in fiscal 1998. In addition, Microdyne may from time to time consider the acquisition of businesses, products, or technologies that may require additional funds.


YEAR 2000
     The Company is currently evaluating the impact of the year 2000 on operations, suppliers and customers. Nothing has come to the attention of the Company that would materially impact the results of operations of the Company. The Company will expense all costs as incurred in accordance with Emerging Issues Task Force Opinion No. 96-4, "Accounting for the Costs Associated With Modifying Computer Software for the Year 2000".

ACQUISITION
     Effective August 11, 1998 the Company acquired four affiliated, privately-held companies for cash. A subsidiary of MCTI acquired all of the outstanding stock of two companies and the assets and certain liabilities of the other two companies. Operations of the companies will be run in conjunction of those of MCTI located in Ocala, Florida. The acquisition will be accounted for as a purchase. The Company obtained financing from a commercial bank for the cost of the acquisition.

PROPOSED ACQUISITION
     On August 6, 1998 the Company entered into a letter of intent to acquire for cash all of the assets of Veda Systems, a provider of a wide range of software and digital products supporting data acquisition and telemetry processing. The acquisition is subject to the signing of a definitive agreement, completion of due diligence, and approval of the Board of Directors for both companies. The acquisition is expected to close by September 30, 1998. The Company is currently in negotiations to obtain financing from commercial banks for the acquisition. There can be no assurances that the conditions to the closing of the acquisition will be met.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company has a Line of Credit agreement with a commercial bank for a total of $9 million. As of June 30, 1998 the amount outstanding under the line of credit was $3.4 million. Interest is payable monthly and is variable based on the London Inter-bank Offer Rate (LIBOR) plus a premium. The Line of Credit exposure to market rate fluctuations is limited due to the interest rate paid on a monthly basis being variable and based on current market conditions. The Company does not engage in hedging or derivative transactions with respect to the interest paid on the line of credit agreement or other obligations.

PART II. - OTHER INFORMATION

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


Item 6.    Exhibits and Reports

(a)  See exhibit index

(b)  No Form 8-K was filed during the quarter ended June 30, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MICRODYNE CORPORATION
                                       Registrant


Date:      August 12, 1998             /s/ Michael E. Jalbert
      --------------------------       ----------------------
                                       Michael E. Jalbert
                                       Chief Executive Officer
                                       [Duly Authorized Officer]



Date:      August 12, 1998             /s/ Massoud Safavi
      --------------------------       ----------------------
                                       Massoud Safavi
                                       Chief Financial Officer
                                       [Principal Financial Officer]

                                  EXHIBIT INDEX


The following exhibits are included in this Quarterly Report on Form 10-Q.

Exhibit Number                            Exhibit Description

3.2                                 Articles of Amendment and Restatement of Articles of Incorporation of
                                    the Registrant(1)

3.3                                 Bylaws of Registrant(2)

4.1                                 Specimen Common Stock Certificate(3)

27                                  Financial Data Schedule





1                                   Incorporated by reference to Exhibit 4 (A) (1) to the Registrant's 1989 Form S-2
                                    Registration Statement.

2                                   Incorporated by reference to Exhibit 4 (B) (1) to the Registrant's 1990 Form S-3
                                    Registrant Statement.

3                                   Incorporated by reference to Exhibit 49 (A) to the Registrant's 1979 Registration
                                    Statement (File No. 2-634130).