Form 10-K
period 1998-09-30
MICRODYNE CORP
filed 1998-12-17
CIK 65743

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


              Annual Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
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
                                (Title of Class)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND, (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENT FOR THE PAST 90 DAYS.  YES   X     NO
                                       -----      ------

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ( )

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, BASED ON THE AVERAGE BID AND ASKED PRICES, APPROXIMATES $63,039,655 AS OF THE CLOSE OF BUSINESS ON DECEMBER 15, 1998.

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE CLOSE OF BUSINESS ON DECEMBER 15, 1998 IS 13,111,201 SHARES OF COMMON STOCK, $0.10 PAR VALUE.

DOCUMENTS INCORPORATED BY REFERENCE: THE INFORMATION REQUIRED BY PART III (ITEMS 10,11,12,AND 13) IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT REQUIRED TO BE FILED PURSUANT TO REGULATION 14A.

SEE PAGE 44 FOR INDEX OF EXHIBITS.

================================================================================

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Microdyne Corporation ("Microdyne" or "The Company") is engaged in two businesses in two industries: aerospace electronics and communications equipment, and outsourced technical support services.

     On August 11, 1998 the Company through its wholly owned subsidiary MCTI Acquisition Corporation, acquired all of the outstanding stock of Apcom, Inc. (Apcom) and Celerity Systems, Inc. (Celerity) as well as certain assets and liabilities of two other affiliated companies, Acceleration Systems, Inc. and Digital Telcom, for consideration of $16 million plus a contingent earnout payment of $1 million. See the Company's Notes to the Financial Statements, detailed in Item 8 of this Form 10-K, for the accounting treatment and further discussion. The Company refers to the acquired companies as the Advanced Technology Group (ATG).

     - Microdyne Communications Technologies, Inc. (MCTI) designs, manufactures, and markets aerospace telemetry receivers, combiners, and signal simulators for use in data gathering and analysis. MCTI also provides telemetry systems consultation, evaluation, design, integration and installation services. ATG, included in the results of MCTI, provides hardware development, design, and production of wideband digital receiving and processing equipment used in signal collection and processing. In addition ATG, manufactures data acquisition, recording, and generation products used in electronic test and measurement equipment.
     - Microdyne Outsourcing Inc. (MOI), provides outsourced technical services, including telephone technical support and warranty repair services, for electronic products companies.

       Microdyne's operations in the networking products segment of the data communications industry, conducted by its Networking Products Division, were discontinued in 1997.

       The following table sets forth revenue from each of Microdyne's subsidiaries for fiscal years 1996, 1997 and 1998:

In Thousands of Dollars                MCTI                  MOI                Total
------------------------------ ------------------------------------------ -------------------
1996                                   $  17,033           $  14,426            $  31,459
1997                                      26,240              17,381               43,621
1998  (1)                                 34,753              23,557               58,310

(1) MCTI includes the results of ATG for the period July 1, 1998 through September 30, 1998

SALE OF COMPANY

           On December 3, 1998, the Company signed a definitive agreement with L-3 Communications Corporation, a Delaware corporation ("L-3 Communications"), whereby L-3 Communications is to acquire the Company. Under the terms of the agreement, L-3 Communications, or an affiliate thereof, is to purchase all of the outstanding shares of the Company's common stock for $5 a share and assume the outstanding debt of the Company. The total value of the transaction is approximately $90 million. The transaction is conditioned upon receipt of a majority of the Company's shares outstanding, approval of L-3 Communications' lenders, regulatory approvals, and to other customary conditions. Philip T. Cunningham, Chairman of the Board of Directors of the Company and beneficial owner of 38% of the outstanding shares of the Company, has agreed to tender his shares in the transaction.

           Pursuant to the agreement, on December 9, 1998 L-M Acquisition Corporation, a wholly owned subsidiary

--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
of L-3 Communications ("L-M Acquisition"), commenced a cash tender offer for all the Company's outstanding common stock and filed a Schedule 14D-1 relating thereto with the Securities and Exchange Commission (the "Commission"). That same day, the Company filed Schedule 14D-9 with the Commission in which the Company recommended that all stockholders of the Company accept the tender offer of L-M Acquisition and tender their shares of the Company's common stock to L-M Acquisition pursuant to L-M Acquisition's offer.

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

     Telemetry is the technology of measuring various equipment performance parameters at a distance, and is required when the object under test is moving too quickly or is at too great a distance to use direct connection. Information may consist of readings from hundreds of sensors recording such things as heat, vibration, stress and operational performance. Each sensor will produce its own data stream which must be transmitted and captured. In telemetry, data is gathered, multiplexed, and transmitted at microwave frequencies, usually in a continuos rapid burst form, toward a ground station. There, a highly selective radio receiver gathers the information. In other applications such as weather satellites or space vehicles, the information will consist of data and video transmissions. The U.S. Government operates several hundred ground stations, each of which may have racks of telemetry receivers. Other governments also operate a great number of sites.

     Since 1968, Microdyne has manufactured telemetry receivers, sophisticated radio receivers that can accurately tune in and track the telemetry signals from aircraft and space vehicles. During the past several years, Microdyne has expanded and updated its telemetry product line, including the addition of card-level products that perform essentially the same functions as the Company's traditional rack-mounted devices. While there is and will continue to be a substantial market for stand-alone rack-mounted products, two trends are pushing telemetry receivers toward becoming board-level systems with computer control. First, very powerful personal computers can process telemetry data at rates previously unattainable. Second, telemetry receivers are increasingly being used in mobile environments such as aircraft and on board ships where the receivers' light weight and compactness are an advantage over larger rack mounted devices. The Company's telemetry products include:

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

     - A cosecant squared tracking antenna utilized for short and long range tracking facilities. The Antenna Control Unit (ACU) controller provides both manual control and auto track functions with programmable features. The antennas are available in fixed, mobile and transportable configurations.

     - A compact, lightweight, low power consumption telemetry receiver with AC or DC power supplies.

     - A data simulator that uses state-of-the-art digital processing techniques to generate multiple modulation formats covering both narrow and wide deviations and data rates. Typically used as a bore-site source for test



--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
          range system calibration, it can also be used as a satellite uplink, command generator or test signal source for bench level calibration and service.

     New products manufactured in 1998 include the RC-4000(2) and the ATR-2000. The RC-4000(2) is a rugged portable telemetry receiving system designed for mobile telemetry tracking and data acquisition. The RC-4000(2) can interface with two independent tracking antennas or four fixed antennas, or any combination thereof. The ATR-2000 is a modular, plug and play family of VMEbus and PCIbus cards based around a central digital signal processing demodulator. The ATR-2000 provides data conversion, digital tuning, signal generation, multimode demodulation and video filtering.

     The Company has long been a supplier of telemetry receivers to system integrators both in the U.S. market and internationally. Since 1989, Microdyne has actively bid on mid-size systems integration contracts which typically range from $500,000 to $15 million.

     The growth of the Aerospace Telemetry market may be augmented by several factors. First, there is a need to upgrade telemetry systems installed in the 1970s. Second, scientists' desire to take more detailed and more frequent measurement of physical processes, coupled with the ability to process data input more quickly, is leading to requirements for wider bandwidth receivers. Third, launches of low-earth-orbit ("LEO") satellites to facilitate new communications services may spur demand for the installation of new ground stations, each of which must be equipped with telemetry equipment.

     In addition, the Company has started to address markets beyond its traditional one for telemetry receivers that serve the R&D, test and evaluation, and military markets. These new markets and the products for them include:


     - Antennae. Microdyne has designed, built, and sold low-cost, portable antenna for use by the telemetry community. The antenna enhances the ability to track and obtain data from missiles during the first minutes after launch when the vertical change of the missile taxes the tracking ability of most satellite dishes.

     - Card-level receivers. Microdyne has received requests for proposals from organizations with requirements for lower-cost receivers for use in a variety of applications. One near-term potential opportunity is for receivers to capture and process data from NASA's "Mission to Planet Earth" satellite series. Ground stations would be encouraged at schools and universities for students to study real-time data from these satellites. Lower-cost board-level Microdyne receivers may be used for such applications.


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

     The telemetry industry is dependent upon U.S. Government procurement and can be adversely affected by any substantial decreases in direct U.S. Government purchases of the Company's products and services, or in indirect


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
purchases of products acquired under U.S. Government contracts. The Company believes there is growth potential both in domestic and international markets. To address international opportunities, MCTI has established a sales office in London, and also uses international manufacturers' representatives.

     On October 7, 1998 the Company was awarded a $3.8 million contract from the Spanish Air Force for major upgrades of test range equipment and systems integration. In July 1998, the Company signed a Memorandum of Understanding
(MOU) with IN-SNEC, a division of group Intertechnique. The MOU includes worldwide product distribution, product development, market development and sales efforts to support a growing satellite communication industry. The Company also entered into an agreement on October 15, 1998 to distribute Emhiser Research airborne telemetry transmitters under the Microdyne name. Under the agreement for exclusive international distribution, MCTI is to distribute Emhiser's ground-based flight termination equipment, as well as airborne transmitters and receivers designed for missiles, aircraft, space vehicles and other airborne systems.


Research and Development and Manufacturing

     Expenditures for MCTI research and development totaled $2.3 million, or 7.7% of MCTI revenue in 1998. This compared to $1.6 million, or 6.1% of MCTI revenue in 1997 and $1.5 million, or 8.8% of revenue in 1996. Microdyne maintains a telemetry products manufacturing facility in Ocala, Florida.

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


ADVANCED TECHNOLOGY GROUP

APCOM, INC.

Overview

     Modern technologies have facilitated the transfer of vast amounts of information anywhere in the world within seconds. Given the current state of world affairs, it has been deemed in the interest of National Security that Governments collect, process, and analyze these signals.

     Apcom, Inc. designs and produces a wide variety of high performance Radio Frequency (RF), analog and digital products for use in signal collection and processing systems. The broad product line spans the entire frequency spectrum with an emphasis on high dynamic range RF to base band converters for digitizing systems; flexible digital tuner resamplers and demodulators, and medium to large-scale signal distribution and switching systems.

     Applications of our products include SIGINT (Signals Intelligence) collection, storage, processing and geo-location systems, telemetry reception and processing, generic analog and digital signal processing and a variety of commercial uses including switching systems and wireless systems testing. All standard products are commercial off-the-shelf (COTS) items, developed by Apcom. Custom designs and modifications to standard products are additional services provided to our customers.

The Company's products include:



--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

- OASIS is an Open Architecture Signal Intercept System. The Open System Architecture is extremely flexible in that it permits the user to reconfigure the system as required with the addition of specific modules. The OASIS system can be configured for Signals Collection or Radar Pulse Collection and provides analysis, recording, playback, and networked capabilities.

- Looking Glass is the worlds first Signal Analyzer that provides 40 MHz of real time bandwidth. Looking Glass is able to process RF inputs from DC to 19 GHz as well as digital inputs at 100 MS/s rates. Looking Glass is designed to provide real-time capture, analysis, and measurement of wideband signals in a field site or lab environment.

- ADR is the Company's Advanced Digital Receiver. This product is the heart of the Looking Glass system and provides all digital tuning, filtering, and demodulation. Simultaneous AM, FM, LOG, PM, and I&Q demodulation is provided for analog inputs up to 40 MHz in bandwidth and digital inputs at rates up to 100 MS/s.

Marketing and Sales

     Apcom products and systems are used in applications that include fixed site, mobile, man portable, and laboratory environments. The major users of Apcom products include the Government, Government prime contractors, system integrators, as well as communication service providers. Apcom markets products to these customers directly from it's Gaithersburg, MD facility, and in concert with selected independent representatives domestically and internationally.

     While fluctuation in Government spending may effect the Company's performance, the Intelligence market has been relatively immune and has even shown some growth. Constant advancements in communications technology make the transmission of greater amounts of information readily accessible to anyone. These advancements create challenges to the communications monitoring community, which require them to invest in the types of products Apcom designs and manufactures, creating a growth market.

Research and Development and Manufacturing

     Expenditures for research and development totaled approximately $390,000, or 14% of revenue contributed by Apcom, for the period July 1, 1998 through September 30, 1998. Apcom maintains manufacturing facilities for its collection and analysis products in Gaithersburg, Maryland.

Competition

     Due to the technology required to effectively perform communications monitoring and analysis, competition in the design and production of monitoring and analysis products is limited to a few competitors. The constant demand for technology driven solutions require the Company to cultivate and maintain good working relations within the customer organizations so that effective product solutions can be developed, produced, and delivered to the market in a timely manner. The constant technology investment coupled with the unique characteristics of the customer base, deter traditional defense electronics vendors from entering this market. While Apcom does face competition in this market we feel that the combination of quality products, service, and responsiveness to customers needs enables the Company to compete effectively.

CELERITY SYSTEMS, INC.

Overview

     Electronic test and measurement (ET&M) equipment is a basic requirement for any company that uses or manufactures electronic products. Everyone from the copier repair technician to the communications satellite designer relies on test and measurement equipment for their work. There are thousands of ET&M products


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
manufactured and sold today, and most can be grouped into four basic classes based on the type of function they perform.

     Voltmeters, oscilloscopes, spectrum analyzers, and logic analyzers represent the acquire/process/report class of ET&M equipment that take in some form of electronic data information, process this information into a usable form, and report this processed information to the user in order to better understand the device being tested.

     Signal generators, tone generators, and digital data generators are part of the generate/stimulate class of ET&M equipment that produce electronic data information to feed to a device being tested in order to see how it responds to this input stimulus. The generate/stimulate and the acquire/process/report instruments are often used together in testing.

     The third class of ET&M equipment are those that both generate and acquire/process/report information in a single instrument. Examples of this equipment include bit error rate testers, vector voltmeters, network analyzers, and automated testers which provide information to the user more quickly and in the exact form required for analysis.

     The fourth class of ET&M equipment are those that simulate the test device or surrounding environment in order to test its effects on other devices attached to and supporting this device. Cellular telephone channel simulators and circuit and chip emulators are examples.

     Since 1994, Celerity Systems has manufactured highly modular high speed data acquisition, data generation, and storage products for use in a wide range of next generation ET&M equipment that directly targets the test requirements of the advanced electronics products. The products are based on VME and VXI modules that provide a compact, modular and open configuration, and support all four classes of ET&M equipment described above.

     Celerity Systems currently manufactures over 30 VME/VXI module products, and develops integrated semi-custom test systems from these products and third party VME/VXI products in support of customer requirements for advanced ET&M equipment. Advanced ET&M equipment products using these modules that have been developed include Pentium or SPARC-based Deep Memory Arbitrary Waveform Generators, 802.11 Wireless LAN Test Sets, High Speed Pulse Measurement Systems, and Virtual Test Instruments.

The Company's newest electronics test and measurement products include:

- The Access2000 family of VME/VXI modules with data acquisition, storage, and generation capabilities to 300 MS/s and 4 GB of storage. These modules provide additional capability for the semi-custom test system markets.

- The GigaSTORE RAID-based storage products which can acquire and generate analog, digital, or serial data at rates up to 100 MS/s for up to 24 minutes. This system uses a SPARC-based controller and can be networked to other equipment for remote control and data transfer.

- The CS65000 Deep Memory Arbitrary Waveform Generator which can output data at rates up to 750 MS/s using 6 GBytes of high speed memory. This system is Pentium or SPARC-based and runs Windows NT or Solaris operating systems.

     Celerity Systems products have the unique capability of being able to synchronize multiple channels of analog and digital input or output modules with approximately 10 picosecond resolution for coherent sampling or generation. A special product is the Pulse Processor (VME-PEG100) which is designed to capture and store the parameters of radar signals such as time of arrival, pulse width and pulse amplitude.

     Celerity Systems continues to see its markets move towards completely integrated turn-key systems in support of the advanced ET&M equipment requirements, including pulse processing, data collection, waveform generation, and automated testing using embedded and desktop SPARC, Pentium, and Alpha processors. Celerity Systems expects


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
this trend to continue as customers are compelled to use open architecture commercial off the shelf products to meet the time to market requirements of their own advanced designs, and is well positioned to support these systems with its core product modules.

     Celerity Systems products are purchased by customers with contract values ranging from $3,000 up to $2.5 million.

Marketing and Sales

     Data acquisition, recording and generation products are used in a variety of ET&M applications including telecommunications analysis, wireless communication systems development and radar and sonar analysis. Celerity Systems markets its products and systems directly to clients primarily through a sales and marketing department located at Celerity Systems office in Cupertino, CA as well as through independent agents in the United States, Asia-Pacific and Europe. All customer support is handled through our office in Cupertino, CA.

Research and Development and Manufacturing

     Expenditures for Celerity Systems research and development totaled approximately $217,000, or 10% of revenue contributed by Celerity, for the period July 1, 1998 through September 30, 1998. Celerity maintains a manufacturing facility in Cupertino, California.

Competition

     Celerity Systems believes that the market for its data acquisition, recording and generation products will continue to grow in support of the needs for high speed and wireless electronics testing in these rapidly expanding markets. Celerity Systems holds only a small percentage of the market share in this market while the opportunities for advanced semi-custom turn-key test systems continue to grow. There can be no assurance, however, that Celerity Systems will realize such opportunities.





OUTSOURCING  SUPPORT SERVICES
Overview

     There has been a growing trend in recent years toward providing human resources from third-party organizations - "outsourcing" - of both technical and non-technical positions. Outsourcing enables an organization to cope with changes in growth, seasonality, and constraints on the number of full-time workers counted as employees. Outsourcing allows an organization to focus its internal and human resources on activities which will create the highest rate of return. Outsourcing may also lower an organization's cost of doing business. Microdyne's outsourcing services include staffing and operating telephone technical support centers, warranty repair, and after-warranty service centers.

     Since 1989, the Company has provided outsourced services to one large electronics manufacturer. The activities performed on behalf of this customer include telephone technical support, component and board repair, warranty administration, and the operation of a large transit warehouse. Microdyne provides its customer with trained personnel in the customer's facilities near Los Angeles, California and in Indianapolis, Indiana as well as in Microdyne's own facility in Southern California. The Company's revenue is based on the number of telephone technical support minutes spent on a service call, the number of units repaired or refurbished, or, alternately, the number of employees assigned to each aspect of the customer's business, the number of hours worked by those employees and the rate at which Microdyne is paid for such services.

     In September 1997, Microdyne opened a new facility in Southern California to handle product repair services and


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
telephone technical support (TTS), and has a capacity for up to 230 telephone support representatives. The facility is expected to provide Microdyne with the ability to provide both telephone technical support and warranty repair services to its customers from one location.

     The Company maintains a contract with this customer which was renewed for a period of five years in March 1996. Microdyne has also signed an additional contract with another customer which began in October of 1997.

     On October 1, 1998, the Company announced that MOI has signed agreements for outsourcing services for Toshiba America Information System's Computer Services Division and En Pointe. MOI will provide PC-board repair services at Toshiba's facility in Irvine, CA. Through a Memorandum of Understanding (MOU), MOI has already begun providing after hours help-desk and technician-dispatch support at its new TTS facility in Torrance, CA for En Pointe.

Marketing

     Microdyne believes it has the skills and depth of management to expand its outsourcing Support Services business. While the Company's primary focus is maintaining and expanding its relationship with its current customers, Microdyne believes it has the resources and qualifications to serve other customers, and is currently exploring ways to capitalize on its expertise. There can be no assurances that the Company will gain other new customers through such efforts.

Competition

     The competition for outsourcing Support Services includes providing services at the customer's facilities ("in-sourced") and well as providing services at a facility maintained by the Company ("out-sourced"). Competitors in this rapidly growing industry vary in both their size and in the scope of their services. In a very competitive environment, Microdyne's outsourcing customers may, upon notice, sever their contracts with the Company and elect to perform these tasks either using its own employees or a another third-party support vendor. The Company believes its relationship with its customers is excellent, and is evidenced by the fact that the level of work performed for one specific customer has expanded significantly during the past two years. Also, for the past four years, the Company's customer has been ranked #1 in customer service in its product area by a respected periodical.

     Microdyne seeks to reduce the risk of being displaced by either in-house staff or another third-party provider by continually recruiting highly skilled staff to meet the customer's growing requirements, by upgrading the work skills of its staff through training, and by providing its staff with a career path to reduce turnover and increase efficiency so as to lower costs to the customer. In September 1997, Microdyne opened a new telephone technical support facility in Southern California, near Los Angeles, which provides the Company with additional capacity and flexibility to expand services to its current and future customers from one location.

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

    The operations of the Networking Products Division were discontinued after 18 months of disappointing financial performance results for the division during 1996 and 1997. The disappointing financial performance and decision to dispose of the division by Microdyne were the result of several inherent economic and competitive factors of the networking products segment of the data communications industry.

    The decision to discontinue the Networking Products Division's operations was made and announced in June 1997. As of December 15, 1998, the plan for the disposal of the assets of NPD has been substantially completed.


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
The disposal of the assets of the Networking Products Division included an agreement to license its Fast Ethernet ISA adapter card product line and technology to Intel Corporation (completed in November 1997), and an agreement with Sundaynet Computer Company Ltd. to license the NE2000plus series Ethernet adapter technology and trade dress rights. In addition, Microdyne wrote down or disposed of substantially all of the division's inventory by December 18, 1997. The sale of the fixed assets of the Networking Products Division was achieved through an auction held during October 1997. The Company continues to provide warranty support for certain discontinued products that carried lifetime warranties through the MOI facility in Southern California.

    Microdyne's Financial Statements and accompanying Notes to the Financial Statements, include additional details regarding the amounts and accounting treatment of the restructuring reserve and loss on disposal of the discontinued operations. The Financial Statements and Notes are included elsewhere in this Form 10K.

PATENTS AND PROPRIETARY RIGHTS

     The Company does not consider that its business is dependent upon patent protection. Nevertheless, the Company is subject to the risk of adverse claims and litigation alleging infringement of the proprietary rights of others. From time to time the Company has received claims of infringement of other parties' proprietary rights. Although the Company believes that it does not infringe on the valid patents of others, there can be no assurance that third parties will not assert infringement claims in the future with respect to the Company's current or future products, or that any such claims will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms.

UNITED STATES GOVERNMENT CONTRACTS

    During fiscal 1998 and 1997, $11.8 million, or 20%, and $8.3 million, or 19%, respectively, of Microdyne's total sales from continuing operations were derived from contracts and subcontracts involving the U.S. Government and its agencies. For fiscal 1998 and 1997, U.S.

Government sales as a percentage of each subsidiary's sales were as follows:


               Fiscal 1998                Fiscal 1997
               -----------                -----------
MCTI                   36%                        32%
ATG                    20%                         --
MOI                     0%                         0%

BACKLOG

     Revenue backlog believed to be firm amounted to $18.9 million at September 30, 1998, of which ATG represents $10.8 million, and $10.8 million at September 28, 1997. The Company does not believe backlog is a meaningful indicator of future business trends. MCTI and ATG backlog is dependent upon the receipt or renewal of U.S. and foreign government contracts, the timing over which the Company has no control.













--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

EMPLOYEES

     As of November 30, 1998, Microdyne had 1,045 full-time and 11 part-time employees. None of Microdyne's employees is covered by a collective bargaining agreement. The Company believes its labor relations to be generally good. Employment by operation is as follows:

                                  November 30, 1998                      November 30, 1997
                                  -----------------                      -----------------
                            Full-time            Part-time         Full-time            Part-time
                            ---------            ---------         ---------            ---------
MCTI                             196                 2                  198                 1
MOI                              744                 3                  369               247
ATG                               85                 6                   --                --
Corporate                         20                 0                   22                 1
Networking Products (1)            -                 -                   10                 0
                               -----             -----                 ----             -----
     Total                     1,045                11                  599               249
                             =======            ======                =====              ====

--------
(1) Discontinued in June 1997.

     MCTI employees are located principally in Ocala, Florida; MOI employees are located at customer-owned and Company leased facilities near Los Angeles, California and in Indianapolis, Indiana. Corporate employees are located in Alexandria, Virginia. Employees of ATG are located in Gaithersburg, Maryland and in Cupertino, California. Employees of the discontinued Networking Products Division were located principally in Alexandria, Virginia and Torrence, California.



INDUSTRY SEGMENTS AND OTHER DATA

ITEM 2. PROPERTIES.

     At September 30, 1998, the Company's principal facilities consist of the following:


     Location         Facility Size         Own/Lease                    Function
-----------------     -------------        -----------       -----------------------------------
Alexandria, VA              9,122 sq. ft.         Leased     Headquarters, MOI marketing and Sales
Ocala, FL                 112,000 sq. ft.          Owned     Aerospace Telemetry
Gaithersburg, MD           18,698 sq. ft.         Leased     ATG, Manufacture of signal processing peripherals
Cupertino, CA              20,330 sq. ft.         Leased     ATG, Production and Research and Development
Torrance, CA               41,471 sq. ft.         Leased     Outsourcing Support Services TTS and warranty repair

     A portion of the Ocala facility was financed by industrial revenue bonds, which were repaid in October 1996. The Ocala facility includes 5.5 acres of land.



ITEM 3. LEGAL PROCEEDINGS

     The Company is not aware of any material legal proceedings against it at this time.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of fiscal 1998 to a vote of security holders, either through the solicitation of proxies or otherwise.


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ National Market under the symbol MCDY. The following table sets forth for the fiscal periods indicated the high and low sales prices of the Common Stock, as reported on the NASDAQ National Market.

                         Fiscal Year Ended September 30, 1998                               Fiscal Year Ended September 28, 1997
                         ------------------------------------                               ------------------------------------
                                    Quarter ended:                                                     Quarter ended:
            12/31/97        3/31/98         6/30/98         9/30/98        12/31/96        3/30/97         6/29/97         9/28/97
            --------        -------         -------         -------        --------        -------         -------         -------
High          8.125           6.813           6.563           4.875           8.500          6.500           6.000           6.625
Low           5.750           5.688           3.750           2.375           4.813          4.500           3.688           4.250

     As of November 30, 1998, there were an estimated 864 holders of record of the Common Stock. The Company estimates there are approximately 6300 shareholders whose shares are held in "street" name. During the fiscal year ended September 30, 1998, there were no unregistered sales by the Company of the Company's securities.


























--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
ITEM 6.  SELECTED FINANCIAL DATA.

STATEMENT OF OPERATIONS DATA:

                                                                                  Years Ended
                                               ------------------------------------------------------------------------------
                                                 September 30,     October 1,      September 29,    September 28,   September 30,
                                                     1994             1995             1996             1997           1998
                                                     ----             ----             ----             ----           ----
                                                                    (in thousands, except per share data)
Revenue                                               20,276            29,458         31,459             43,621        58,310
Cost of goods and services provided                   11,633            16,076         17,701             25,473        36,101
                                                    --------          --------       --------           --------       -------
Gross profit                                           8,643            13,382         13,758             18,148        22,209
Gross margin as a percentage of sales                    43%               45%            44%                42%           38%
Selling, G&A Expense                                   5,232             6,430          7,189              8,511        13,629
SG&A as a percentage of sales                            26%               22%            23%                20%           23%
Research and development                               1,184             1,389          1,466              1,609         2,907
R&D as a percentage of sales                              6%                5%             5%                 4%            5%
Purchased Research and development                        --                --             --                 --         4,392
                                                    --------          --------       --------           --------       -------
Earnings from continuing operations                    2,226             5,563          5,103              8,028         1,281
Other expense, net                                      (554)           (1,820)        (1,831)              (994)         (985)
                                                    --------          --------       --------           --------       -------
Pre-tax earnings from continuing operations            1,672             3,743          3,272              7,034           296
Provision for Income Taxes                              (635)           (1,422)        (1,243)            (1,876)           --
                                                    --------          --------       --------           --------       -------
Net Earnings from Continuing Operations             $  1,037          $  2,321       $  2,029           $  5,158       $   296
                                                    --------          --------       --------           --------       -------

Discontinued operations
  Operating income (loss)                              3,562            10,273         (4,973)           (29,381)           --
   Loss on disposal                                        -                 -              -             (4,222)           --
                                                    --------          --------       --------           --------       -------
Net income (loss), discontinued
   operations                                          3,562            10,273         (4,973)           (33,603)           --
                                                    --------          --------       --------           --------       -------

Net income (loss)                                   $  4,599          $ 12,594       $ (2,944)          $(28,445)      $   296
                                                    ========          ========       ========           ========       =======

Basic earnings (loss) per share, continuing
   operations                                       $   0.08          $   0.18       $   0.16           $   0.40       $  0.02
Basic earnings (loss) per share,
  discontinued operations                           $   0.28          $   0.81       $  (0.39)          $  (2.61)      $    --
Basic earnings (loss) per share                     $   0.36          $   0.99       $  (0.23)          $  (2.21)      $  0.02
Basic weighted average shares (000's)                 12,718            12,680         12,811             12,873        13,037
Diluted earnings (loss) per share, continuing
  operations                                        $   0.08          $   0.18             --                 --       $  0.02
Diluted earnings (loss) per share,
  discontinued operations                           $   0.27          $   0.78             --                 --            --
Diluted earnings (loss) per share                   $   0.35          $   0.96             --                 --       $  0.02
Diluted Weighted average shares (000's)               13,088            13,096         12,811             12,873        13,235



BALANCE SHEET DATA

                                              September 30,     October 1,      September 29,     September 28,    September 30,
                                                  1994             1995              1996             1997            1998
                                                  ----             ----              ----             ----            ----
Cash, cash equivalents, and
  short-term investments                           $  2,628         $  4,587        $  1,791         $  1,056            $ 994
Working capital                                      22,744           40,572          28,676           14,413           17,845
Total assets                                         55,840          110,382          79,994           34,541           44,621
Long-term obligations                                11,675           16,999          11,071            9,698           20,821
Total stockholders' equity                           18,290           39,488          36,524            8,402            9,393





--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial information for each of the Company's last eight quarters.


Dollars in thousands                                    1Q98            2Q98            3Q98            4Q98            1998
------------------------------------------------------------------------------------------------------------------------------
Revenue:
  Microdyne Communications Technologies Inc.         $ 7,271           $ 7,396         $ 7,688         $ 12,398       $ 34,753
  Microdyne Outsourcing Inc.                           5,414             5,952           5,737            6,454         23,557
                                                     -------           -------         -------         --------       --------
Total revenue                                         12,685            13,348          13,425           18,852         58,310
Cost of goods and services provided                    7,607             7,689           8,135           12,670         36,101
                                                     -------           -------         -------         --------       --------
Gross Profit                                           5,078             5,659           5,290            6,182         22,209
Gross margin as a percentage of sales                    40%               42%             39%              33%            38%
Selling, G&A Expense                                   2,425             2,820           2,883            5,501         13,629
SG&A as a percentage of sales                            19%               21%             21%              29%            23%
Research and Development                                 397               580             599            1,331          2,907
R&D as a percentage of sales                              3%                4%              4%               7%             5%
Purchased Research and Development                      -                 -               -               4,392          4,392
                                                     -------           -------         -------         --------       --------
Earnings from Continuing Operations                    2,256             2,259           1,808           (5,042)         1,281
Operating income as a percentage of sales                18%               17%             13%             (27%)            2%
Other Expense, net                                      (228)             (186)           (154)            (417)          (985)
                                                     -------           -------         -------         --------       --------
Earnings Before Income Taxes                           2,028             2,073           1,654           (5,459)           296
Pre-tax Income as a percentage of sales                  16%               16%             12%             (29%)            1%
Provision for Income Taxes                              -                 -               -                -              -
                                                     -------           -------         -------         --------       --------
Net Earnings from Continuing Operations              $ 2,028           $ 2,073         $ 1,654          ($5,459)      $    296
Net Earnings  from continuing operations
   as a percentage of sales                              16%               16%             12%             (29%)            1%
Earnings (Loss) per share - basic                    $  0.16            $ 0.16         $  0.13          ($ 0.42)      $   0.02
Earnings (Loss) per share - diluted                  $  0.15            $ 0.16         $  0.13             -          $   0.02
Basic weighted average shares (000's)                 12,966            13,038          13,068           13,077         13,037
Diluted weighted average shares (000's)               13,390            13,201          13,103           13,077         13,235

Dollars in thousands                                     1Q97            2Q97           3Q97            4Q97            1997
------------------------------------------------------------------------------------------------------------------------------
Revenue:
  Microdyne Communications Technologies Inc.          $  4,786        $  6,633        $ 7,873          $ 6,948         $26,240
  Microdyne Outsourcing Inc.                             3,875           4,132          4,652            4,722          17,381
                                                      --------        --------        -------          -------         -------
Total revenue                                            8,661          10,765         12,525           11,670          43,621
Cost of goods and services provided                      4,767           6,537          7,635            6,534          25,473
                                                      --------        --------        -------          -------         -------
Gross Profit                                             3,894           4,228          4,890            5,136          18,148
Gross margin as a percentage of sales                      45%             39%            39%              44%             42%
Selling, G&A Expense                                     1,810           2,045          2,234            2,422           8,511
SG&A as a percentage of sales                              21%             19%            18%              21%             20%
Research and Development                                   359             384            409              457           1,609
R&D as a percentage of sales                                4%              4%             3%               4%              4%
                                                      --------        --------        -------          -------         -------
Earnings from Continuing Operations                      1,725           1,799          2,247            2,257           8,028
Operating income as a percentage of sales                  20%             17%            18%              19%             18%
Other Expense, net                                        (373)           (265)          (196)            (160)           (994)
                                                      --------        --------        -------          -------         -------
Earnings Before Income Taxes                             1,352           1,534          2,051            2,097           7,034
Pre-tax Income as a percentage of sales                    16%             14%            16%              18%             16%
Provision for Income Taxes                                (514)           (583)          (779)             -            (1,876)
                                                      --------        --------        -------          -------         -------
Net Earnings from Continuing Operations               $    838        $    951        $ 1,272          $ 2,097         $ 5,158
Net Earnings  from continuing operations
   as a percentage of sales                                10%              9%            10%              18%             12%
Earnings (Loss) per share - basic                     $   0.07        $   0.07        $  0.10          $  0.16         ($ 2.21)
Earnings (Loss) per share  - diluted                  $   0.06        $   0.07        $  0.10          $  0.16             -
Basic weighted average shares (000's)                   12,837          12,864         12,877           12,901          12,873
Diluted weighted average shares (000's)                 13,070          13,059         12,919           13,050          12,873

The quarterly financial data for 1997 has been restated to exclude the results of Microdyne's Network Products Division, which was discontinued in June 1997. Restructuring costs and other costs associated with that division are not shown in 1997.




--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                  INTRODUCTION

      The discussions of Results of Operations as well as Liquidity and Capital Resources are grouped as follows:

CONTINUING OPERATIONS
CONSOLIDATED--represents the consolidated data of Microdyne Corporation and its two wholly owned subsidiaries.

MCTI--represents Microdyne's operations related to the development and manufacture of telemetry receivers, high performance products for use in signal collection and processing systems, and high-speed data acquisition and storage products. The products and system integration services provided by MCTI serve the needs of the aerospace industry, satellite communications providers, and other users of high-precision, high-reliability long-range monitoring and control equipment. MCTI is located in Ocala, Florida and the Advanced Technology Group is located in Gaithersburg, Maryland and Cupertino, California.

      The results of ATG for the period July 1, 1998 through September 30, 1998 have been included with those of MCTI. Apcom, Inc. designs and produces a wide variety of high performance Radio Frequency (RF), analog and digital products for use in signal collection and processing systems. These products are used in SIGINT (Signals Intelligence) collection, storage, processing and geo-location systems, telemetry reception and a variety of commercial uses including switching systems and wireless systems testing. Celerity Systems, Inc. manufactures highly modular high speed data acquisition, data generation, and storage products for use in a wide range of next generation electronic test and measurement (ET&M) equipment. Data acquisition, recording and generation products are used in a variety of ET&M applications including telecommunications analysis, wireless communication systems development and radar and sonar analysis.

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

MOI--represents Microdyne's operations as a provider of outsourcing support services. MOI provides trained technical staff and management of telephone technical support centers, in-warranty and after-warranty repair services, and special project staffing. MOI employees are based in Indiana, Virginia, and California (including the staff for the new outsourced telephone technical support facility in Southern California which opened in September 1997, but which had begun operations elsewhere in March 1997).

      The outsourcing industry is experiencing rapid growth. According to market research conducted by Microdyne, sales in the telephone technical support industry more than doubled in the period between 1993 and 1997, for a compounded annual growth rate of 19%. Such growth is a result of organizations' desire to control costs, constrain headcount, and generally focus human and financial resources on activities that will produce higher rates of return. As companies focus on their core business processes, many are choosing to out-source those services in which they do not have a core competency. Microdyne believes its core competency in the field of outsourced telephone technical support, in-warranty and after-warranty repair and special projects staffing can serve as a template for becoming a provider of high-quality outsourced services to other customers, though it can provide no assurances of success.




--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
DISCONTINUED OPERATIONS
NETWORKING PRODUCTS--represents Microdyne's operations as a supplier of Local Area Network (LAN) adapter cards which provide the connection between computers and the network. Microdyne's Networking Products operations were discontinued during June of 1997. The disposal of the Microdyne's Networking Products Division (NPD) has been accounted for as a discontinued operation and accordingly, its operations, including certain restructuring charges, have been segregated and reported as discontinued operations in Microdyne's financial statements.

                           FORWARD LOOKING INFORMATION

      The information included in this Management's Discussion and Analysis, and elsewhere in the form 10K, contains forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially include: rapid changes in products and technology that may displace products sold by Microdyne; the competitive industries within which Microdyne operates; the Company's success in identifying, acquiring and incorporating commercially successful technology, products or businesses, and in identifying and taking advantage of growth opportunities; the effect on cash flow and liquidity of differences between the expected and the actual timing of collection of accounts receivable, uncertainty associated with certain future events outside of Microdyne's control which could affect the adequacy of the amount of the loss estimated for the disposal of the Networking Products Division; dependence upon a limited customer base at MOI and several large customers at MCTI; flucuations in call volume at the Company's outsourced telephone support facility; limited product lines and service offerings relative to other suppliers; contractual agreements between Microdyne and other companies; fluctuations in the Company's quarterly results of operations and the timing of orders from customers; and the Company's relationships with sources of external financing, and the timing and effect of the transactions contemplated by the recently announced merger agreement between the Company and L-3 Communications. In addition, any shortfall in revenue or earnings from the levels expected by securities analysts could have an immediate and significant effect on the trading price of Microdyne's common stock in any given period.

                              RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, selected information from Microdyne's Consolidated Statements of Operations expressed as a percentage of revenue. Microdyne's complete financial statements and notes for the periods indicated are included elsewhere in the form 10K.

YEARS                                                                SEPTEMBER 29,        SEPTEMBER 28,       SEPTEMBER 30,
ENDED                                                                         1996                 1997                1998
----------------------------------------------------------------------------------------------------------------------------
Total Revenue                                                                 100%                 100%                100%
Total cost of products sold and service provided                               56%                  58%                 62%
                                                               -------------------------------------------------------------
Gross profit                                                                   44%                  42%                 38%
Operating expenses:
     Selling, general and administrative expense                               23%                  20%                 23%
     Research and development                                                   5%                   4%                  5%
      Purchased Research and development                                        0%                   0%                  7%
                                                               -------------------------------------------------------------
          Total operating expenses                                             28%                  24%                 36%
                                                               -------------------------------------------------------------
Earnings from continuing operations                                            16%                  18%                  2%
Interest and other expense, net                                               (6)%                 (2)%                (1)%
                                                               -------------------------------------------------------------
Earnings from continuing operations before taxes                               10%                  16%                  1%
Provision for income taxes                                                      4%                   4%                  0%
                                                               -------------------------------------------------------------
Net earnings from continuing operations                                         6%                  12%                  1%
                                                               -------------------------------------------------------------
Discontinued operations:

     Income (loss) from discontinued operations                              (16)%                (67)%                  0%
     Loss on disposal                                                           0%                (10)%                  0%
                                                               -------------------------------------------------------------
Net income (loss) from discontinued operations                               (16)%                (77)%                  0%
                                                               -------------------------------------------------------------
Net earnings (loss)                                                          (10)%                (65)%                  1%
                                                               =============================================================


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

FISCAL YEARS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 28, 1997
      In 1998, Microdyne had net income from continuing operations of $296,000 or $0.02 per share on revenues of $58.3 million, compared to net income from continuing operations of $5.2 million or $0.40 per share on revenues of $43.6 million in 1997.

      Net income from continuing operations (excluding the acquisition of ATG) was $5.7 million compared to $5.1 million in 1997, an increase of $.6 million. The consolidated net income of $296,000 was the result of the following: the Company recorded a one-time purchase accounting adjustment of $4.4 million to write off purchased research and development costs that can not be identified with any products currently being marketed or sold, and thus have no future alternative use; and the acquisition of ATG resulted in a net loss (before the purchase accounting adjustment) of $1 million for the period July 1, 1998 through September 30, 1998. The net loss for ATG was primarily due to additional product costs previously accrued in connection with the acquisition, lower-than-anticipated revenues during the quarter, and other expenses associated with the acquisition. ATG results of operations are included with those of MCTI in the Consolidated Financial Statements. The net loss of $28.4 million in 1997, or $2.21 per share, consisted of net income from continuing operations of $5.2 million, a loss on discontinued operations of the Networking Products Division of $29.4 million (including a restructuring charge, net of tax effect, of $26.6 million), and a loss on disposal of the discontinued operations of the Networking Products Division of $4.2 million.

      Revenue. Consolidated revenues from continuing operations of $58.3 million in 1998 increased $14.7 million, or 34%, over 1997 revenues of $43.6 million. The $14.7 million increase is comprised of a $9.6 million increase at MOI and MCTI, which was the result of internal growth, and $5.1 million from ATG as a result of the acquisition.

      MCTI's sales of $34.8 million represented a $8.5 million increase, or 32%, over 1997 revenue of $26.2 million. Excluding the results of ATG, MCTI's revenue increased $3.4 million, or 13%, to $29.6 million from $26.2 million in 1997. Sales for MCTI increased due to improved demand for its products, which increased $4.8 million, or 28%, to $22.4 million from $17.6 million in 1997. System integration sales of $7.1 million decreased $1.6 million, or 18%, from $8.7 million in 1997. Fiscal year 1997 systems integration revenues were unusually high, however, due to the recognition of a substantial portion of the $11 million contract with the Italian Ministry of Defense awarded during that year. MCTI recognized $8.1 million of revenue from that contract in 1997 and another $2.8 million in 1998. MCTI was also awarded a second contract for $4.9 million by the Italian Ministry of Defense, of which $2.8 million of revenue was recognized in 1998. In addition, MCTI recognized revenue of approximately $1.5 million from new system integration contracts entered into in 1998. Product and other sales represented 76% and 67% of revenue in 1998 and 1997, respectively. System integration sales represented 24% and 33% of revenue in 1998 and 1997, respectively.

      MOI's sales increased $6.2 million, or 36%, to $23.6 million from $17.4 million in 1997. The increase in revenue reflects continued demand for established support services, as well as demands for technical support and warranty work provided by MOI's new outsourcing facility in Southern California. Revenue earned at the customer's facilities ("in-sourced" revenue), was relatively stable at $17.0 million compared to $16.0 million in 1997. Revenue earned at the Company's facilities ("out-sourced" revenue) represented $6.5 million in 1998 compared to $1.4 million in 1997, an increase of $5.1 million.

      Gross Profit. Consolidated gross profit as a percentage of revenue decreased to 38% in 1998 from 42% in 1997. MCTI's gross profit as a percentage of revenue remained relatively stable while MOI's gross profit as a percentage of revenue decreased.

      In dollar terms, MCTI's 1998 gross profit of $17.2 million represents a $4.0 million increase over 1997 gross profit of $13.2 million. This increase is the result of higher revenues during the year, as well as from the gross profit contributed by the ATG acquisition. As a percentage of revenue, gross profit remained relatively stable at 49% during 1998 versus 50% during 1997.




--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
      MOI's gross profit of $5.0 million remained the same for 1998 and 1997. As a percentage of revenue, gross profit decreased to 21% in 1998 from 28% in 1997. MOI's gross profit as a percentage of revenue is lower than the previous year primarily due to activities at its new outsourcing facility in Southern California. First, the new facility began operations on a limited scale during September of 1997, with a ramp up to current utilization levels by December of that year. The facility is currently operating at approximately 50% capacity. Second, operational and managerial infrastructure was added during 1998 in order properly prepare the organization to handle increased work volumes from current and new customers, primarily at the new facility. Once the facility reaches full capacity, overall gross profits are expected to improve.

      Selling, General and Administrative Expenses (SG&A). Consolidated SG&A increased by 60% to $13.6 million from $8.5 million in 1997. As a percentage of revenue, Consolidated SG&A increased from 20% in 1997 to 23% in 1998. Several factors contributed to the overall $5.1 million increase in SG&A. First, ATG generated $1.8 million in SG&A expenses for the period July 1, 1998 through September 30, 1998. Second, there were $1.4 million of unusual charges included in 1998 SG&A that did not occur in fiscal year 1997. These charges consisted of $700,000 for severance expenses for an officer of the Company, $550,000 for additional inventory reserves over and above the company's normal reserve adjustments, and $187,000 for a capitalized software write-down. Excluding the results of ATG and the unusual charges, SG&A increased $2.4 million to $10.9 million and represented 20% of revenue (excluding ATG revenue of $5.1 million) versus 20% in 1997. Finally, the increase in dollar terms is the result of increased marketing efforts at MOI and MCTI, as well as establishing an infrastructure for our new outsourcing facility in Southern California. The Company hired new executive management at MOI, including a President of MOI and a Vice President of Sales and Marketing, as well as additional support staff to manage the growth of this subsidiary.

      Research and Development. Research and development expense for continuing operations increased $1.3 million to $2.9 million in 1998 from $1.6 million in 1997. $0.6 million of this increase is the result of the acquisition of ATG during 1998. Excluding ATG, research and development was $2.3 million at during the year, which represents an increase of $0.7 million over 1997. Also excluding ATG, research and development remained stable at 4% of revenue in 1998 and 1997. In dollar terms, the increase in research and development is due to MCTI's continuing investment in new product lines and enhancement of existing products to improve features and drive down costs.

      The $4.4 million of Purchased Research and Development on the Consolidated Statement of Operations represents the write off of research and development acquired from ATG that can not be identified with any existing products currently being marketed or sold and thus was written off.

      Interest and Other Expense. Interest and Other expense in 1998 includes interest expense associated with long-term and revolving debt outstanding during the year, as well as capital lease obligations entered into during 1998. The lower interest expense in 1998 was due to lower outstanding borrowings during the majority of the year as compared to 1997. First, the Company lowered the amount outstanding on its line of credit to $1.3 million from $6.4 million at September 28, 1997. Second, the company borrowed $16.5 million during August of this year to finance the purchase of ATG. Excluding the $16.5 million acquisition loan, the amount of debt outstanding at September 30, 1998 decreased to $5.9 million from $11.7 million at September 28, 1997. Interest expense on the $16.5 million acquisition loan for the year included part of the month of August and all of September, and was $0.2 million. Excluding the effect of the acquisition, the lower outstanding debt resulted in interest expense that was $0.2 million lower in 1998 than in 1997.

      Provision for Income Taxes. At June 30, 1997, Microdyne recorded a valuation allowance of approximately $9.8 million against deferred tax assets, based upon management's consideration of various factors that will contribute to Microdyne generating taxable income in the future. Approximately $9.0 million off that valuation remained at the end of fiscal 1997. The deferred tax assets arose principally as a result of a net operating loss carry-forward of approximately $28 million and $26 million as of September 28, 1997 and September 30, 1998, respectively. The income statement effect of this allowance was charged against tax benefits associated with losses from discontinued operations. As a result, the Company had no tax provision or benefit for the year ending September 30, 1998. In September 1998, Microdyne reduced the valuation allowance by approximately $1.2 million based upon a re-evaluation of its continuing operations, leaving approximately $7.8 million in the valuation account.



--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
FISCAL YEARS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
      In 1997, Microdyne had net income from continuing operations of $5.1 million or $0.40 per share on revenues of $43.6 million, compared to net income from continuing operations of $2.0 million or $0.16 per share on revenues of $31.4 million in 1996.

      The net loss of $28.4 million in 1997, or $2.21 per share, consists of net income from continuing operations, as noted above, a loss on discontinued operations of the Networking Products Division of $29.4 million (including a restructuring charge, net of tax effect, of $26.6 million) and a loss on disposal of the discontinued operations of the Networking Products Division of $4.2 million. In 1996, the net loss of $2.9 million, or $0.23 per share, included net income from operations, as noted above, and a loss from discontinued operations of $4.9 million.

      Revenue. Consolidated revenues from continuing operations of $43.6 million in 1997 increased $12.2 million, or 39%, over 1996 revenues of $31.4 million. This increase in revenues was the result of internal growth in each of Microdyne's two subsidiaries.

      MCTI's sales of $26.2 million represented a $9.2 million increase, or 54%, over 1996 sales of $17.0 million. Sales for MCTI increased as a result of the improved demand for its product line and system integration services. Systems integration revenue for MCTI, in particular, grew from approximately $0.8 million in 1996 to approximately $8.7 million in 1997, principally as the result of a large systems integration contract with the Italian Ministry of Defense.

      MOI 1997 sales of $17.4 million represented a $3.0 million increase, or 20%, over 1996 sales of $14.4 million. MOI sales increased as a result of the expansion of services provided to existing customers. In particular, the number of in-sourced staff (staff working directly in the customer facility) increased, as did the new services of outsourced staff (staff working for customer at a Microdyne location) in telephone technical support (TTS).

      Gross Profit (Revenue less cost of goods and services provided). Consolidated gross profit as a percentage of sales from continuing operations in 1997 dipped to 42% from 44% in 1996. The decrease was the result of both subsidiaries experiencing lower gross profit as a percentage of sales. In dollars terms, and as a result of higher sales volume, 1997 consolidated gross profit from continuing operations increased $4.4 million to $18.2 million, a 32% increase over 1996 gross profit of $13.8 million.

      MCTI's 1997 gross profit of $13.2 million represented a $4.0 million increase, or 43%, over the 1996 gross profit of $9.2 million. As a percentage of sales, gross profit declined from 54% to 50% from 1996 to 1997. The primary factor contributing to the decline in the gross profit was the increase in systems integration revenue, which carries a significantly lower margin than product sales, as a percentage of the total revenues.

      MOI's gross profit of $5.0 million represented a $0.4 million increase, or 9%, over the 1996 gross profit of $4.6 million. As a percentage of sales, gross profit of 29% in 1997 declined from 32% in 1996. Three factors were responsible for the lower gross profit as a percentage of sales at MOI. First, a new contract with the existing customer had lower gross profits than in the previous contract. Second, with the new outsourced TTS facility, additional expenses such as depreciation and rent were allocated to cost of services provided. These expenses were not present in the prior year since there was no outsourced TTS facility. Third, in-sourced revenue per employee did not change commensurately with the hourly rate paid to the employee. Therefore, as more experienced employees remained with MOI and received merit and seniority pay increases, there was a reduction in the gross profit per in-sourced employee, until such time as commensurate charge rate increases were negotiated with the customer.

      Selling, General and Administrative Expenses (SG&A). Consolidated SG&A for continuing operations as a percentage of revenue decreased from 23% in 1996 to 20% in 1997. This decrease is the result of a reduction in corporate headquarters expenditures as a percentage of sales and a reduction in the advertising expenditures as well as administrative staff at MCTI. Consolidated SG&A for continuing operations increased 18% to $8.5 million from $7.2 million in 1996. This increase is primarily the result of increased general management and human resources expenses for MOI and selling expenses for MCTI. Corporate SG&A allocated to the discontinued Networking Products Division was $0.9 million in 1997 and $3.6 million in 1996.



--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
      Research and Development. Research and development expense for continuing operations increased to $1.6 million in 1997 from $1.5 million in 1996 but decreased as a percentage of revenue to 3.7% from 4.7%. The percentage decrease is due principally to relatively stable R&D costs at MCTI spread over a higher sales base.

      Interest and Other Expense. Other expense in both 1997 and 1996 includes interest expense associated with outstanding borrowings against Microdyne's line of credit. The lower interest expense in 1997 was due to lower outstanding borrowings as a result of the discontinuance of the Networking Products Division. The amount of debt outstanding on the balance sheet declined from $25.6 million in 1996 to $11.7 million in 1997. The lower outstanding debt led to the reduction in interest expense of $0.8 million, or 46%, for the year ended September 28, 1997. In addition, interest expense directly attributable to the Networking Products division was allocated to discontinued operations and is not included in the other expense from continuing operations. For 1997, $0.4 million of interest was directly charged to discontinued operations. In 1996, the amount charged to discontinued operations was $0.3 million.

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

DISCONTINUED OPERATIONS
      In March 1997, Microdyne restructured its Networking Products Division by reducing the amount of product held by distributors and realigning its product offerings with a new line of low-cost, high-performance adapter cards. The realignment of the Company's product lines included abandoning certain products and technology acquired during 1994 through 1996, resulting in the write off of capitalized acquisition costs and a write down in the net realizable value of inventory. The financial statement impact of the above actions was to record a restructuring charge during 1997, which is reflected in the operating loss of the discontinued operation, of $26,607,000, net of tax effect, which was comprised of the following:

     Write off of abandoned technology and product rights                     $  14,539,000
     Write down of inventories                                                    9,394,000
     Charges associated with product returns and distribution credits,
         net of release of associated reserves                                    2,674,000
                                                                              -------------
                                                                              $  26,607,000
                                                                              =============

      In the June 1997, the Company elected to exit the networking products business and to discontinue its Networking Products division. In association with the decision, the company recorded a charge of approximately $4,222,000 representing the anticipated loss on disposal, net of tax effects, of the division, including anticipated operating losses until the division is closed or sold. Management believes the estimate for the loss on disposal of the discontinued operations is adequate based upon the presently available information.






--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
      The Condensed Statement of Operations relating to the discontinued operations for the years ended September 29, 1996, September 28, 1997, and September 30, 1998 are presented below.

    (In thousands)                                    1996                 1997                 1998
    -------------------------------------------------------------------------------------------------------
    Revenue                                        $  67,695            $  24,350                $  --
    Costs and Expenses                                75,917               58,683                   --
                                             -------------------- -------------------- --------------------
    Income (loss) before income taxes                 (8,222)             (34,333)                  --
    Income tax (provision) benefit                     3,249                4,952                   --
                                             -------------------- -------------------- --------------------
    Net income (loss)                              $  (4,973)          $  (29,381)               $  --
                                             ==================== ==================== ====================



                         LIQUIDITY AND CAPITAL RESOURCES

      During the past three years, Microdyne has financed its operations principally through internally generated funds. However, Microdyne has secured external financing in connection with acquisitions and repurchases of common stock.

      On August 11, 1998 the Company negotiated a loan agreement with NationsBank, N.A. The agreement provided for a 16.5 million acquisition loan described below, as well as a $10 million line of credit facility payable on October 31, 2000. The Company previously had a relationship with Crestar Bank for a $9 million revolving line of credit facility, which the Company repaid the outstanding borrowings totaling $4.5 million with the funds available under the new NationsBank credit facility.

      External financing has been primarily provided through bank borrowings. As of September 30, 1998, Microdyne had $1.3 million of bank debt under a revolving line of credit facility (see Note G to the Notes to the Consolidated Financial Statements). On September 30, 1998, Microdyne had $1.0 million of cash and $8.3 million available for borrowing under its revolving credit facility. Microdyne is required to repay its bank borrowings by October 31, 2000, unless such agreements are renewed. Microdyne believes that based on its current forecast of cash generation it will meet that schedule.

      On August 11,1998 the Company secured a $16.5 million acquisition loan for the purchase of ATG (see Note G to the Notes to the Consolidated Financial Statements). As of September 30, 1998, the amount outstanding was $16.5 million with principal payments due in fixed monthly payments of $275,000 beginning October 1999 through October 31, 2004. Microdyne believes that based on its current forecast of cash generation it will be able to adhere to the payment schedule.

           In April 1996, Microdyne utilized cash and notes to purchase from Novell, Inc. (Novell) the exclusive, royalty-free perpetual right to market certain hardware and related technology which were previously sold by Microdyne under license from Novell, and to convert certain accounts payable into notes payable. As of September 30, 1998, notes payable due Novell totaled $3.3 million, of which $1.2 million has been classified as a short-term obligation and $2.1 million as a long-term obligation on the September 30, 1998 Balance Sheet.

           During fiscal 1998 net cash provided by operations, net of the affect of the acquisition of ATG, was $9.9 million. Cash provided by operations was primarily the result of improved collections of accounts receivable and the collection of a substantial portion of the previously unbilled accounts receivable related to the Company's contract with the Italian Ministry of Defense. Also contributing to the cash provided by operations was a decrease in inventory, a decrease in income tax receivable, and an increase in accounts payable and other accruals. Cash used in investing activities was $20.1 million of which $17.1 relates to the Company's acquisition of ATG. The Company invested an additional $3.0 million for property and equipment primarily relating to additional equipment for the MOI facility in California. Microdyne has no material commitments for future capital expenditures. Cash provided by financing activities was $10.0 million, representing the proceeds from the issuance of long-term debt of $16.5 million, payments on bank debt, notes payable, and capital lease obligations of $8.1 million, proceeds from a sales-lease back transaction of $1.2 million, and proceeds of $0.4 million from the issuance of common stock.


--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


      Microdyne believes its available cash, funds generated from operations, and funds available under its credit facilities should be sufficient to finance its continuing operations in fiscal year 1999. In addition, Microdyne may from time to time consider the acquisition of businesses, products, or technologies that may require additional funds.


INFLATION
           For the past three years inflation has not had a significant impact on Microdyne's operations.




YEAR 2000 CONVERSION
           Microdyne is currently evaluating the impact of the year 2000 on operations, suppliers and customers. The Company has already begun to upgrade its internal financial and operating systems to bring them into compliance with year 2000 requirements. We are also in the process of verifying whether our current products are year 2000 compliant. We expect to complete our evaluation, testing, and implementation of our Year 2000 plan by the end of fiscal year 1999. Based on our evaluation to date, the Company does not expect the costs for compliance to be material to the results of operations or to have an impact on our liquidity or capital resources. Although the Company expects to be in compliance with Year 2000 requirements on or before December 31, 1999, the Company can not predict that third party systems will be year 2000 compliant or that failure to achieve compliance will not have a material impact on operations. However, nothing has come to the attention of the Company at this point in our evaluation that would indicate a material impact on the results of operations of the Company.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company has a Line of Credit agreement with a commercial bank with a limit of $9.6 million at September 30, 1998. As of September 30, 1998 and September 28, 1997 the amount outstanding under the line of credit was $1.3 million and $6.4 million, respectively, with an interest rate of 6.7% and 9.5%. Interest is payable monthly and is variable based on either: 1) the London Inter-bank Offer Rate (LIBOR) plus a premium, 2) the Federal Funds rate plus 0.50% plus a premium, or 3) the Prime Rate plus a premium. The Line of Credit exposure to market rate fluctuations is limited due to the interest rate paid on a monthly basis being variable and based on current market conditions.

At September 30, 1998, the Company has a $16.5 million acquisition loan with an interest rate of 6.9% at September 30, 1998. Interest is payable monthly at either LIBOR plus a premium, the Federal Funds Rate plus 0.50% plus a premium, or the Prime Rate plus 0.50%. The loan exposure to market rate fluctuations is limited due to the interest rate paid on a monthly basis being variable and based on current market conditions.

The Company does not engage in hedging or derivative transactions with respect to the interest paid on the line of credit agreement or other obligations.










--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA











                              MICRODYNE CORPORATION
                 FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED
         SEPTEMBER 29, 1996, SEPTEMBER 28, 1997, AND SEPTEMBER 30, 1998


                                TABLE OF CONTENTS



                                                                       Page
                                                                       ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       22


CONSOLIDATED FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS                                    23

          CONSOLIDATED STATEMENTS OF OPERATIONS                          24

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                25

          CONSOLIDATED STATEMENTS OF CASH FLOWS                          26

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     27












--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------












               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Microdyne Corporation

We have audited the accompanying consolidated balance sheets of Microdyne Corporation (the Corporation) as of September 30, 1998 and September 28, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Microdyne Corporation as of September 30, 1998 and September 28, 1997, and results of its operations and its cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.


GRANT THORNTON LLP



Vienna, Virginia
November 3, 1998








--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
                              MICRODYNE CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                September 28,        September 30,
                                                                    1997                1998
                                                                -------------        -------------
                                                                          (in thousands)
    ASSETS
    CURRENT ASSETS
        Cash                                                   $    1,056           $     994
        Accounts receivable, net                                   17,327              17,672
        Inventories                                                 4,560               7,397
        Income tax receivable                                       1,022               1,517
        Prepaid expenses and deposits                                 391                 324
        Current assets of discontinued operations                   2,442                 245
        Deferred income tax asset                                   4,056               4,103
                                                               ----------           ---------
            Total current assets                                   30,854              32,252

    PROPERTY AND EQUIPMENT, net                                     3,225               5,849
    GOODWILL                                                            -               5,467
    PRODUCT ACQUISITION COST                                            -                 825
    DEFERRED INCOME TAX ASSET                                         123                 128
    NONCURRENT ASSETS
            OF DISCONTINUED OPERATIONS                                112                   8
    OTHER ASSETS                                                      227                  92
                                                               ----------           ---------

            Total assets                                       $   34,541           $  44,621
                                                               ==========           =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
           Current maturities of long-term obligations         $    2,040           $   1,636
           Accounts payable - trade                                 3,094               3,900
           Accrued liabilities                                      6,135               8,871
           Current liabilities of discontinued operations           5,172                   -
                                                               ----------           ---------
               Total current liabilities                           16,441              14,407

    LONG-TERM OBLIGATIONS, net of current maturities                9,698              20,821
    COMMITMENTS AND CONTINGENCIES                                       -                   -
    STOCKHOLDERS' EQUITY
         Common stock, $.10 par value, authorized 50,000,000,
            shares 12,904,313 shares, issued and outstanding
            at September 28, 1997 and 13,103,891 shares issued
            and Outstanding at September 30, 1998                   1,290               1,310
         Additional paid-in capital                                10,332              11,007
         Retained earnings (deficit)                               (3,220)             (2,924)
                                                               ----------            --------
               Total stockholders' equity                           8,402               9,393
                                                               ----------            --------

               Total liabilities and stockholders' equity      $   34,541           $  44,621
                                                               ==========           =========

  The accompanying notes are an integral part of these financial statements.




--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------




                              MICRODYNE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                      Year ended
                                                              September 29,          September 28,         September 30,
                                                                  1996                    1997                 1998
                                                              -------------          -------------         ------------
                                                                                     (In thousands)

Revenue:
    Microdyne Communications Technologies Inc.                   $  17,033            $  26,240            $  34,753
    Microdyne Outsourcing Inc.                                      14,426               17,381               23,557
                                                                 ---------           ----------            ---------
        Total Revenue                                               31,459               43,621               58,310
Cost of products sold and service provided:
    Microdyne Communications Technologies Inc.                       7,872               13,098               17,575
    Microdyne Outsourcing Inc.                                       9,829               12,375               18,526
                                                                 ---------           ----------            ---------
Total cost of products sold and service provided                    17,701               25,473               36,101
                                                                 ---------           ----------            ---------
     Gross profit                                                   13,758               18,148               22,209
Operating expenses:
     Selling, general and administrative expense                     7,189                8,511               13,629
     Research and Development                                        1,466                1,609                2,907
     Purchased research and development                                -                      -                4,392
                                                                 ---------           ----------            ---------
          Total operating expenses                                   8,655               10,120               20,928
                                                                 ---------           ----------            ---------

Earnings from continuing operations                                  5,103                8,028                1,281
Interest and other expense, net                                     (1,831)                (994)                (985)
                                                                 ---------           ----------            ---------
          Earnings from continuing operations
           before income taxes                                       3,272                7,034                  296
Provision for income taxes:
     Current                                                         1,104                    -                    -
     Deferred                                                          139                1,876                    -
                                                                 ---------           ----------            ---------

        Net earnings from continuing operations                      2,029                5,158                  296
                                                                 ---------           ----------            ---------

Discontinued operations:
    Loss from discontinued operations, net
    of tax effect of $3,249 and $4,952
    respectively                                                    (4,973)             (29,381)                   -
    Loss on disposal, net of tax effect of $598                          -               (4,222)                   -
                                                                 ---------           ----------
        Net loss from discontinued operations                       (4,973)             (33,603)                   -
                                                                 ---------           -----------           ---------

Net (loss) earnings                                              $  (2,944)          $  (28,445)           $     296
                                                                 =========           ==========            =========

Basic earnings per share, continuing operations                  $    0.16           $     0.40            $    0.02
                                                                 =========           ==========            =========

Basic loss per share, discontinued operations                    $   (0.39)          $    (2.61)           $       -
                                                                 =========           ==========            =========

Basic (loss) earnings per share                                  $   (0.23)          $    (2.21)           $    0.02
                                                                 =========           ==========            =========

Weighted average shares outstanding, basic                          12,811               12,873               13,037


Diluted earnings per share, continuing operations                        -                    -            $    0.02
                                                                                                           =========
Diluted loss per share, discontinued operations                          -                    -                    -
                                                                                                           $    0.02
Diluted earnings per share                                               -                    -            =========


Weighted average shares outstanding, diluted                        12,811               12,873               13,235

The accompanying notes are an integral part of these financial statements.




--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------






                              MICRODYNE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

    Years ended September 29, 1996, September 28, 1997 and September 30, 1998

                                                             Common Stock
                                                     ----------------------------       Additional       Retained
                                                     Number of                            paid-in        earnings
                                                      shares           Par Value          capital        (deficit)
                                                     ----------        ---------        ----------       ---------
                                                                             (in thousands)

Balance, October 1, 1995                                  12,790         $   1,279         $  10,040         $  28,169
Issuance of stock associated with
    Stock options                                             20                 2                71                 -
Issuance of stock associated with
    stock purchase plan                                       22                 2               163                 -

Adjustment to tax benefit from option exercises                -                 -              (258)                -
Net loss                                                       -                 -                 -            (2,944)
                                                          ------         ---------         ---------         ----------
Balance, September 29, 1996                               12,832         $   1,283         $  10,016         $  25,225
Issuance of stock associated with
    stock options                                             50                 5               219                 -
Issuance of stock associated with
    stock purchase plan                                       22                 2                97                 -
Net loss                                                       -                 -                 -           (28,445)
                                                          ------         ---------         ---------         ----------
Balance, September 28, 1997                               12,904         $   1,290         $  10,332         $  (3,220)
Issuance of stock associated with
    stock options                                            183                18               609                 -
Issuance of stock associated with
    stock purchase plan                                       17                 2                66                 -
Net earnings                                                   -                 -                 -               296
                                                          ------         ---------         ---------         ---------
Balance, September 30, 1998                               13,104         $   1,310         $  11,007         $  (2,924)
                                                          ======         =========         =========         =========

  The accompanying notes are an integral part of these financial statements.




--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
                              MICRODYNE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Sept. 29,          Sept. 28,       Sept. 30,
                                                                                    1996               1997            1998
                                                                               --------------     --------------  --------------
                                                                                                  (in thousands.)

Cash flows from operating activities:
     Net (loss) income                                                            $  (2,944)      $   (28,445)         $    296

     Adjustments to reconcile net (loss) income to net cash from operating activities:

              Depreciation and amortization                                             550               606             1,634
              Loss on discontinued operations                                         4,973            33,603                 -
              Purchased research and development                                          -                 -             4,392
              Changes in assets and liabilities, net of effect of
               discontinued operations and acquisition of ATG
                  (Increase) decrease  in accounts receivable                          (431)           (7,800)            3,770
                  (Increase) decrease in inventories                                   (270)             (956)            1,140
                  (Increase) decrease in prepaid expenses                               (91)               (7)              112
                  Decrease (increase) in other assets                                   111              (104)              174
                  (Increase) decrease in income tax receivable                         (640)              924               636
                  (Increase) decrease in deferred income tax asset                     (224)           (3,013)               72
                  Increase in accounts payable and other accruals                       380             5,456               630
                                                                                   --------        ----------          --------
                     Net cash provided by continuing operations                       1,414               264            12,856
                     Net cash (used in) provided by discontinued operations          (9,342)           13,978            (2,871)
                                                                                   --------        ----------          --------
                                                                                     (7,928)           14,242             9,985
Cash flows from investing activities:
     Payment for acquisition of ATG                                                       -                 -           (17,088)
     Additions to property and equipment                                               (243)           (1,380)           (3,002)
                                                                                   --------        ----------          --------
                     Net cash used in investing activities                             (243)           (1,380)          (20,090)

Cash flows from financing activities:
     Net borrowings (payments) on revolving bank debt                                10,236            (6,676)           (5,103)
     Payments on notes payable and capital lease obligations                         (4,841)           (7,244)           (2,959)
     Proceeds from issuance of long-term debt                                             -                 -            16,500
     Proceeds from sales-lease back transaction                                           -                 -             1,227
     Issuance of common stock                                                           238               323               378
     Tax (adjustment) associated with exercise of stock options                        (258)                -                 -
                                                                                   --------        ----------          --------
                     Net cash provided by (used in) financing activities              5,375           (13,597)           10,043

Net decrease in Cash                                                                 (2,796)             (735)              (62)
Cash at beginning of period                                                           4,587             1,791             1,056
                                                                                   --------        ----------          --------
Cash at end of period                                                              $  1,791             1,056          $    994
                                                                                   ========        ==========          ========

  The accompanying notes are an integral part of these financial statements.




--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
                              MICRODYNE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.    NATURE OF OPERATIONS

      Microdyne Corporation's continuing business is comprised of two wholly owned subsidiaries. Its Microdyne Communications Technologies Inc. (MCTI) subsidiary, which includes MCTI Acquisition Corporation, manufactures and sells aerospace telemetry receivers and ancillary devices, and provides systems integration services. Its Microdyne Outsourcing Inc. (MOI) subsidiary provides outsourced services including telephone technical support and warranty and product repair. The Company's disposal of its Networking Products division is described in note O.

      On August 11, 1998 the Company, through its wholly owned subsidiary MCTI Acquisition Corporation, acquired all of the outstanding stock of Apcom, Inc. (Apcom), and Celerity Systems Inc. (Celerity) as well as certain assets and liabilities of two other affiliated companies Acceleration Systems, Inc. and Digital Telcom for consideration of $16 million plus a contingent earnout payment of $1 million. See note B - Acquisition. The Company refers to the acquired companies as the Advanced Technology Group (ATG). ATG provides hardware development, design, and manufacturing including wideband digital receiving and processing equipment, signal generators, and recording devices for the intelligence and surveillance communities. ATG financial results for the period July 1, 1998 through September 30, 1998 have been included with those of Microdyne Communications Technologies Inc. in the Consolidated Financial Statements.

2.    PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include Microdyne Corporation, Microdyne Ltd., MCTI Acquisition Corporation, and Microdyne U.K.. All significant inter-company amounts have been eliminated in consolidation.

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

4.    INVENTORIES

      Inventories are stated at the lower of cost or market. Inventories are standard-cost based using a FIFO flow assumption, with such standards reviewed periodically and adjusted as appropriate.




--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
5.    PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost and are depreciated or amortized using the straight-line method over the following estimated useful lives:

                     Machinery and equipment                                          3-10 years
                     Buildings                                                          20 years
                     Furniture and fixtures                                            3-5 years
                     Automobiles                                                       3-5 years
                     Leasehold improvements            Shorter of term of lease or life of asset

6.         FISCAL YEAR

           On December 29, 1997, the Company changed its fiscal year from a 52/53 week fiscal year ending on the Sunday closest to September 30 to a 365-day fiscal year ending on September 30. Therefore, fiscal years 1996, 1997 and 1998 ended on September 29, 1996, September 28, 1997 and September 30, 1998, respectively. All references to years relate to fiscal years rather than calendar years.

7.         USE OF ESTIMATES

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

8.         CASH AND CASH EQUIVALENTS

           For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

9.         STOCK OPTIONS

           The company accounts for the value of stock options granted in accordance with Accounting Principles Board Opinion 25 (APB 25), whereby if stock options exercise prices are set at fair market value or above at the date of grant, no compensation expense is recognized at that date.

           The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," effective for fiscal years that begin after December 15, 1996. The new standard encourages all entities to adopt a fair value based method of accounting for all employee stock option plans. Under this method, compensation cost is measured at the grant date based on the value of the stock option award and is recognized over the service period, which is usually the vesting period. Optionally, a company may continue to use the intrinsic value method, as described by APB 25, that measures compensation costs only to the extent that the option price is lower than the quoted market price of the stock at the date of the award. In fiscal year 1997, the Company elected to continue the application of Opinion 25, but will comply with the pro forma disclosures of net income, and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied.

10.   RECLASSIFICATIONS

           Previously, the Company differentiated revenue and costs of products sold and services provided by product and service. On April 1, 1998, the Company began presenting revenue and costs of products sold and services provided by each wholly owned subsidiary. Therefore, the Consolidated Statements of Operations for the years ended 1996 and 1997 have been restated to conform to the 1998 presentation.




--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
NOTE B -  ACQUISITION

      On August 11, 1998, the Company, through its wholly owned subsidiary MCTI Acquisition Corporation, acquired all of the outstanding stock of Apcom, Inc. (Apcom) and Celerity Systems Inc. (Celerity), together with certain assets and liabilities of their affiliated companies Acceleration Systems, Inc. and Digital Telcom, Inc. (together known as ATG) for consideration of $16 million. Apcom focuses on the intelligence and surveillance communities for the US Government providing hardware design and system integration, and wideband digital receiving and processing equipment. Celerity focuses on hardware development and manufacturing in support of the Government business being targeted by Apcom and commercial marketing and sales of the associated equipment. Celerity designs and manufactures signal generators, recording devices, and high speed mixed signal test systems.

In addition to the purchase price, the Company incurred approximately $1.3 million for certain acquisition related expenses that are being considered part of the purchase price. The purchase price also included a contingent earnout payment of $1 million payable upon the acquired companies achieving a minimum operating income in fiscal year 1999. The company will incur the liability for the earnout payment once the minimum operating income has been achieved. The acquisition was accounted for under the purchase method of accounting for business combinations and, accordingly, the results of operations are included in the financial statements as of the effective date of acquisition, July 1, 1998. ATG's results of operations are included with those of MCTI in the Consolidated Financial Statements. Operations of ATG will be run in conjunction with those of MCTI. The assets and liabilities were recorded based upon their fair values at the date of acquisition.

      The Company has allocated the excess purchase price of $10.9 million over the fair value of net tangible assets acquired to goodwill and purchased research and development. Goodwill consisted of $5.5 million of the excess purchase price and will be amortized on a straight-line basis over 25 years. Purchased research and development represents $5.4 million of the excess purchase price. Of this purchased research and development, $1 million has been identified with existing products and will be amortized over the expected life of those products not to exceed five years. The balance of the purchased research and development of $4.4 million, can not be identified with any products currently being marketed and sold, and thus has no future alternative use. Therefore, the Company has expensed the amount of the purchase price allocated to purchased research and development of approximately $4.4 million to operations as of the date of the acquisition in accordance with generally accepted accounting principles.

      The following unaudited pro forma information presents the revenue, net income, and earnings per common share from the combination of the operations of the Company and the acquisition of ATG. The pro forma information is provided as if the acquisition had occurred at the beginning of both the fiscal year of the purchase and the immediate preceding fiscal year. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred if the combination occurred at the beginning of each fiscal year presented, nor does it necessarily reflect the future results of operations of the combined entity.


                                                                       Year ended:
                                                -----------------------------------------------------------
                                                       September 28, 1997          September 30, 1998

Revenue                                                    $  59,524                    $ 73,538

Net (loss) income                                          $ (28,312)                   $    946

(Loss) earnings per common share, basic                    $   (2.20)                   $   0.07

Basic weighted average shares                                 12,873                      13,037





--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
NOTE C  - ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following:

                                                               As of                 As of
                                                         September 28, 1997    September 30, 1998
                                                         ------------------    ------------------
                                                                      (in thousands)
             Commercial and foreign governments
             Billed                                            $  3,885             $  4,064
             Unbilled                                            10,528                7,492
             Other                                                   -                   906
                                                                 ------                -----
                                                                 14,413               12,462
             U.S. Government
             Billed                                               1,298                1,945
             Unbilled                                             1,616                3,365
                                                                  -----                -----
                                                                  2,914                5,310
             Less: Allowance for doubtful accounts                    -                 (100)
                                                                                        ----
                                                               $ 17,327              $17,672
                                                               ========              =======

           Included in the unbilled accounts receivable at September 28, 1997 and September 30, 1998 is approximately $8.0 million and $1.8 million, respectively associated with revenue recognized on the Company's contracts with the Italian Ministry of Defense. The Company expects to invoice the customer early in fiscal year 1999 for unbilled amounts as of September 30, 1998. Included in other are notes receivables from officers, see note L.



           Following is a table depicting the activity in the Company's allowance for doubtful accounts and other related accounts receivable reserves for the years ended:

                                                      September 29,   September 28,  September 30,
                                                           1996           1997            1998
                                                           ----           ----            ----
                                                                     (in thousands)
           Beginning balance                              $    -         $    -         $     -
           Addition to provision from acquisitions             -              -             100
           Provision charged to operations                     1              -               -
           Amounts written off                                (1)             -               -
                                                          ------         ------         -------
           Ending balance                                 $    -         $    -         $   100
                                                          ======         ======         =======



NOTE D - INVENTORIES

Inventories are comprised of the following:

                                                   As of                 As of
                                             September 28,1997     September 30,1998
                                             -----------------     -----------------
                                                          (in thousands)

           Raw materials                           $ 2,928                $ 5,486
           Work-in-process                           1,715                  2,935
           Finished goods                              685                    709
                                                   -------                -------
                                                     5,328                  9,130
           Less reserves for obsolescence             (768)                (1,733)
                                                   -------                -------
                                                   $ 4,560                $ 7,397
                                                   =======                =======





--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
The following is a table depicting the activity in the Company's reserve for obsolescence for the years ended:

                                                      September 29,    September 28,     September 30,
                                                          1996             1997              1998
                                                          ----             ----              ----
                                                                        (in thousands)
          Beginning balance                            $  524            $   556            $  768
          Increase in reserves
             Addition to reserves from
             acquisition                                   -                  -               334
             Provision charged to operations              32                212               631
                                                      ------            -------          --------
          Ending balance                               $  556            $   768          $  1,733
                                                       ======            =======          ========



NOTE E - PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

                                                               As of               As of
                                                         September 28,1997    September 30,1998
                                                         -----------------    -----------------
                                                                     (in thousands)
          Machinery and equipment                            $    4,264              $  7,382
          Buildings and land                                      1,879                 1,852
          Furniture and fixtures                                    692                 1,157
          Leasehold improvements                                    307                   943
                                                             ----------              --------
                                                                  7,142                11,334
          Accumulated depreciation and amortization              (3,917)               (5,485)
                                                             ----------              --------
                                                             $    3,225               $ 5,849
                                                             ==========               =======

NOTE F - ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

                                                       As of                       As of
                                                 September 28,1997           September 30,1998
                                                 -----------------           -----------------
                                                                  (in thousands)
         Inventory purchases                          $  2,604                       $  2,294
         Commissions and bonuses                         1,552                          2,204
         Payroll and payroll taxes                       1,111                          1,473
         Vacation                                          405                            641
         Acquisition costs                                   -                            635
         Separation agreement-  See note I                   -                            700
         Other                                             463                            924
                                                      --------                       --------
                                                      $  6,135                       $  8,871
                                                      ========                       ========




--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
NOTE G - LONG-TERM OBLIGATIONS

Long-term obligations consists of the following as of:

                                                                                     September 28,1997        September 30,1998
                                                                                     -----------------        -----------------
                                                                                                 (in thousands)
Amounts outstanding on a Line of Credit with a limit of $9.6 million at
September 30, 1998. Under the terms stipulated under the Company's present
Credit Agreement, the amount available on this Line of Credit is calculated as the lesser of: the Borrowing Base or $10.0 million as of August 11, 1998 until
October 31, 2000. Borrowing availability for the Line of Credit was $8.3 million at September 30, 1998. The Borrowing Base Loans (defined as the sum of outstanding balances on the Line of Credit and all letters of credit) are collateralized by a security interest in the Company's accounts receivable, inventories, equipment, land and buildings. Under the Credit Agreement in place at September 30, 1998, interest was payable monthly at either: 1) the London
Inter-bank Offer Rate (LIBOR) plus a premium that ranged from 1.0% to 2.35%, 2)
the Federal Funds Rate plus 0.50% plus a premium that ranged from 0.00% to
0.375%, or 3) the Prime Rate plus a premium that ranged from 0.00% to 0.375%. At
September 30, 1998 the interest rate was 6.7%. The present Credit Agreement expires on October 31, 2000. The Credit Agreement as amended contains certain restrictive covenants with which the Company had complied as of
September 30, 1998.                                                                        $  6,404               $  1,300


Amounts outstanding on a $16.5 million Acquisition Loan. As of September 30,
1998, principal was due in fixed monthly payments of $275,000 beginning October
1999 through October 31, 2004. Under the Credit Agreement in place at September
30, 1998, interest was payable monthly at either the London Inter-bank Offer
Rate (LIBOR) plus a premium that ranged from 1.0% to 2.50%, the Federal Funds
Rate plus 0.50%, or the Prime Rate plus 0.50%. At September 30, 1998 the
interest rate was 6.9%.                                                                           -                 16,500


Amounts outstanding on a $5.8 million acquisition note. Interest is 8% with principal and interest of $118,000 to be paid monthly  from May 1997 through
April 2001                                                                                    4,399                  3,295


Amounts outstanding on a $3.0 million accounts payable financing note. Interest is 8% with principal and interest of $137,000 to be paid monthly from May 1997
through April 1998                                                                              935                      -

Other (see Note I - Capital and Operating Lease Commitments)                                      -                  1,362
                                                                                           --------               --------
                                                                                             11,738                 22,457
Less current portion                                                                         (2,040)                (1,636)
                                                                                           --------               --------
                                                                                           $  9,698               $ 20,821
                                                                                           ========               ========

Long-term debt is due as follows:

           Year ending

            September 30, 1999                         $   1,636
            September 30, 2000                             5,070
            September 30, 2001                             5,817
            September 30, 2002                             3,320
            September 30, 2003                             3,314
            Thereafter                                     3,300
                                                           -----
                                                       $  22,457
                                                       =========



--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


           Under Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," effective for fiscal years beginning after December 15, 1996, the Company is required to provide fair value disclosures of its financial instruments.

           The outstanding line of credit and acquisition loans approximate their fair values as the interest rate fluctuates. The notes payable are not instruments with readily available market values. The stated note interest rates are 8% and, based on the currently prevailing prime rate of approximately 8%, the net book values of the notes payable as of September 30, 1998 approximate their fair values as calculated.

NOTE H- INCOME TAXES

           The Company provides for income taxes using the liability method. Deferred income taxes are classified as current or non-current, based on the classification of the related assets and liabilities giving rise to the temporary difference.

Following are the components of the deferred tax asset (liability) recognized on the accompanying balance sheet:

                                                                   As of                         As of
                                                             September 28,1997             September 30,1998
                                                             -----------------             -----------------
                                                                              (in thousands)
                 Current
                    Inventory                                     $    1,463                     $    1,263
                    Accounts receivable                                  469                            167
                    Net operating loss, current portion                2,107                          2,509
                    Financial statement income not taxable
                     until the following year, net                        17                            164
                                                                  ----------                     ----------
                                                                  $    4,056                     $    4,103

                 Non-current
                    Depreciation                                          46                            (15)
                    Net operating loss, net of current
                     portion                                           9,008                          7,832
                    Other                                                 77                            143
                    Valuation allowance                               (9,008)                        (7,832)
                                                                  ----------                     ----------
                                                                  $      123                     $      128
                                                                  ----------                     ----------
                 Net deferred income tax assets                   $    4,179                     $    4,231
                                                                  ==========                     ==========

           The provision for income taxes on earnings from continuing operations before taxes differs from the amount computed by applying the U.S. federal income tax rate (34%) because of the effect of the following items:

                                                      1996                           1997                         1998
                                                      ----                           ----                         ----
                                                         Percent of                    Percent of                   Percent of
                                                           Pretax                        Pretax                       Pretax
                                             Amount       Earnings        Amount        Earnings        Amount       Earnings
                                             ------       --------        ------        --------        ------       --------
Federal tax (benefit) at statutory rate      $  1,112         34.0%       $2,391          34.0%          $ 101          34.0%
State income taxes, net of
  federal benefit                                 236          7.2           317           4.5              13           4.4
Benefit from foreign sales corporation            (75)        (2.3)            -             -               -
Valuation allowance adjustments                     -          -            (832)        (11.8)           (114)        (38.4)
Other items, net                                  (30)        (0.9)            -             -               -             -
                                          ---------------------------------------------------------------------------------------
Income tax expense (benefit)                 $  1,243         38.0%       $1,876          26.7%          $   0          0.00%




--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

           The Company has a net operating loss carry-forward as of September 30, 1998 of approximately $26,000,000 which is available to offset future taxable income generated through fiscal 2012. In evaluating whether a valuation allowance is necessary to reserve against the realizability of future tax benefits associated with this net operating loss and other deductible temporary differences, management considered various factors which will contribute to the Company generating taxable income in the future. In 1996 and 1995, management concluded that an allowance was not necessary. However, in the third quarter of fiscal 1997, the Company recorded a valuation allowance of approximately $9,800,000 against deferred tax assets based upon this evaluation. The income statement effect of this allowance was charged against tax benefits associated with losses from discontinued operations. In the fourth quarter of fiscal 1997 and in fiscal year 1998, the Company reduced the valuation allowance by approximately $800,000 and $1,200,000, respectively, based upon a re-evaluation of its continuing operations, which included considering several new contracts and the level of earnings generated by its continuing lines of business.

NOTE I - COMMITMENTS AND CONTINGENCIES

1.         CAPITAL AND OPERATING LEASE COMMITMENTS

           The Company entered into various capital lease obligations in fiscal year 1998 that expire at various times through 2003. During the first quarter of fiscal year 1998, the Company entered into an agreement with Mellon U.S. Leasing ("Mellon") whereby the Company sold and leased back from Mellon certain fixed assets of MOI. The value of the assets sold and subsequently leased back was approximately $1.2 million. The remaining capital lease obligations are for computer equipment purchases and other equipment purchases.

           The Company is committed under non-cancelable operating leases for office space and equipment that expire over the next four years and include purchase and renewal options, primarily for office space. Rent expense under such leases was $1,120,000, $922,000, and $891,000 for the years ended September 29, 1996, September 28, 1997, and September 30, 1998 respectively.

           Future minimum lease payments under such capital and operating leases at September 30, 1998 (in thousands) are as follows:

            YEAR ENDING                                   CAPITAL        OPERATING
            -----------                                   -------        ---------
             1999                                           $   529      $  1,153
             2000                                               529           904
             2001                                               423           555
             2002                                                21           359
             2003                                                14             -
                                                            -------      --------
            Total minimum lease payments                      1,516      $  2,971
                                                                         ========
            Less - amounts representing interest                154
                                                            -------
            Capital lease obligations                         1,362
            Less - amounts due within one year                  440
                                                            -------
            Noncurrent portion of capital lease
                Obligations                                 $   922
                                                            =======

2.         EMPLOYMENT AND NON-COMPETITION AGREEMENTS

           The Company is committed under long-term employment and non-competition agreements with officers of the Company. Approximate future minimum annual payments required under the agreements are $620,000 and expire in fiscal 1999. The Company entered into a separation agreement with an officer of the Company for salary continuance until September 30, 2004 totaling $700,000 which has been charged to operations in the accompanying 1998 consolidated financial statements. The separation agreement is not based on future performance and does not contain a non-compete agreement.




--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
NOTE J - STOCK OPTION, STOCK PURCHASE, AND EMPLOYEE BENEFIT PLANS

1.         STOCK OPTION PLANS

           Under the terms of the Company's stock option plans, options to purchase shares of the Company's common stock have been granted at exercise prices equal to the market price of the stock at the date of grants. Accordingly, no compensation expense has been recognized for the plan. The plans allow the Company to grant options to employees for up to 2,000,000 shares of common stock. These options, which have variable terms, typically vest at a rate of one third per year from the date of grant. The maximum term of the options is five years from the grant date. The 1991 and 1993 stock option plans expire in fiscal years 2001 and 2004, respectively.

           Had compensation cost been determined based on the fair value of the options at the grant dates consistent with SFAS 123, the company's net income and earnings per share would have been:

                                                           1996            1997            1998
                                                       ------------    ------------    -----------
Net income (loss) from
   continuing operations        As Reported              $  2,029        $  5,158        $    296
                                Pro Forma                $  1,582        $  4,386        $   (474)

Earnings (loss) per share,
   continuing operations        As Reported              $   0.16        $   0.40        $   0.02
                                Pro Forma                $   0.12        $   0.34        $  (0.04)

           The fair value of each option grant is estimated on the date of the grant using the Black-Sholes options-pricing model with the following weighted average assumptions used for grants in 1998, 1997, and 1996, respectively: expected volatility of 38%, 15%, and 129%, risk free rates of 4.41% and 5.06% and expected lives of two years.

           Following is a summary of transactions:

                                                                        Shares Under Option
                                                           1996              1997              1998
                                                           -----             ----              ----
Outstanding, beginning of year                              660,712          1,117,817        1,454,969
Granted during the year                                     519,200            604,000          670,500
Canceled during the year                                    (42,033)          (217,062)        (160,266)
Exercised during the year (at prices ranging from
    $2.72 to $6.19 per share)                               (20,062)           (49,786)        (183,262)
                                                          ---------         ----------      -----------
Outstanding, end of year                                  1,117,817          1,454,969        1,561,941
                                                          ---------         ----------      -----------
Eligible, end of year for exercise currently
   (at prices ranging from $2.72 to $8.69 per share)        415,038            510,705          669,380
                                                          =========        ===========      ===========
Weighted average stock option exercise price              $    6.10        $      5.01      $      3.79
                                                          =========        ===========      ===========

           In addition to the outstanding options above, there are 110,000 options granted to external directors as of September 30, 1998. The exercise prices of these options range from $5.63 to $7.94.

2.         STOCK PURCHASE PLAN

           The Company has an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions up to 15% of their regular base salary to purchase shares at 85% of the fair market value at time of purchase. As of September 30, 1998, 97,000 shares had been purchased by employees on a cumulative basis.




--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------



3.         EMPLOYEE BENEFIT PLAN

           The Company maintains a defined contribution retirement plan for its employees. This plan covers all regular, full-time employees over the age of 18 who have completed six consecutive months of service. Under this plan, employees may contribute a percentage of their salary, subject to certain limitations. The Company has elected to match a portion each year based on each dollar contributed by the employee. The Company contributed approximately $73,000, $61,000, and $111,000 in each of the years ended September 29, 1996, September 28, 1997, and September 30, 1998 respectively.

NOTE K - EARNINGS PER SHARE

           During the first quarter of fiscal year 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This statement establishes new standards for computing and presenting earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share were calculated as net income divided by the diluted weighted-average number of common shares. Diluted weighted-average number of common shares was calculated using the treasury stock method for Common Stock equivalents, which included Common Stock available pursuant to stock options. The following is a reconciliation of the earnings per share calculations:


                                                                           For the year ended:
                                             September 26, 1996             September 28,1997         September 30,1998
                                          --------------------------------------------------------------------------------
Income:
  Net earnings from continuing
  operations                                     $  2,029                       $   5,158                $    296

  Loss from discontinued
  operations, net of tax effect                    (4,973)                        (33,603)                    --
                                                 -------------------------------------------------------------------
  Net (loss) earnings                            $ (2,944)                      $ (28,445)               $    296
                                                 ===================================================================

  Basic weighted average shares                    12,811                          12,873                  13,037
  Effect of dilutive securities:
          Stock Options                              --                              --                       198
                                                 -------------------------------------------------------------------
  Diluted weighted average shares                  12,811                          12,873                  13,235
                                                 ===================================================================



NOTE L - RELATED PARTY TRANSACTIONS

The following summarizes transactions with related parties:

           1. As of October 1, 1997, the Company entered into an agreement with an officer of the Company. Under the terms of the agreement, the officer exchanged two notes receivable totaling $506,000 for 116,702 shares of the Company's stock. The shares were available to the officer pursuant to the exercise of stock options granted under the Company's stock option plans. The note receivable bears interest at the rate of 6% annually and is to be paid in full no later than October 1, 2000. The note and accrued interest remain outstanding as of September 30, 1998.




--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
           2. As of March 1, 1998, the Company provided a non-interest bearing bridge loan to an officer of the Company in the amount of $400,000 for the purchase of his principal residence. $250,000 of the note is due 60 days after the sale of his current residence and the remainder of the note is due in five years. The note receivable remains outstanding as of September 30, 1998.

           3. In September 1995, the Company appointed a partner of a law firm as one of the Company's outside directors. The Company incurred approximately $271,000, $66,000, and $541,000 in expenses associated with the services of this law firm in fiscal years 1996, 1997, and 1998 respectively. Included in the legal fees for fiscal year 1998 were approximately $350,000 of legal fees related to the acquisition of ATG.

NOTE M - INDUSTRY SEGMENTS, EXPORT REVENUE, AND CONCENTRATIONS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." The standard requires entities to disclose financial and descriptive information about its reportable segments. The Company has implemented SFAS 131 this year. The Company operates in two business segments: MCTI and MOI. MCTI manufactures and sells aerospace telemetry receivers and ancillary devices, and provides systems integration services. In addition, MCTI provides hardware development, design, and manufacturing including wideband digital receiving and processing equipment, signal generators, and recording devices for the intelligence and surveillance communities. MOI provides outsourced services including telephone technical support and warranty and product repair. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Information about the Company's operations in the segments for the three years ended September 30, 1998 is as follows:

In Thousands of Dollars                                                            Corporate          Consolidated
                                            MCTI                  MOI              and Other              Total
---------------------------------------    -------------- -------------------- ------------------- --------------------
Net sales to unaffiliated customers
-----------------------------------
1996                                         $ 17,033            $ 14,426                    -            $ 31,459
1997                                           26,240              17,381                    -              43,621
1998                                           34,753              23,557                    -              58,310

Earnings from continuing operations
-----------------------------------
1996                                         $  4,135            $  3,506             $ (2,538)           $  5,103
1997                                            6,569               3,503               (2,044)              8,028
1998                                            1,980               1,728               (2,427)              1,281

Identifiable assets
-------------------
1996                                         $ 13,016            $  2,579             $  5,397            $ 20,992
1997                                           21,028               4,258                6,701              31,897
1998                                           32,200               5,195                6,969              44,364

Capital Expenditures
--------------------
1996                                         $    189            $      -             $     54            $    243
1997                                              267                 922                  191               1,380
1998                                              801               1,992                  209               3,002

Depreciation and Amortization Expense
-------------------------------------
1996                                         $    451            $      2             $     97            $    550
1997                                              519                  22                   65                 606
1998                                              816                 710                  108               1,634




--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
           Export revenue accounted for approximately 14%, 22%, and 15% of total sales in fiscal years 1996, 1997 and 1998, respectively. Following is the detail of total revenue by geographic region:


Region                                                1996             1997                 1998
----------------------------------------------- ----------------- -----------------  -----------------

Domestic                                        $  27,268         $  33,971          $   49,528
Europe                                              2,018             8,417               7,752
Pacific Rim                                         1,203               861                 866
Canada                                                342               156                   4
Latin America and other                               628               216                 160
                                                ------------------------------------------------------
   Total Revenue                                $  31,459         $  43,621          $   58,310
                                                ======================================================

           Three customers represented approximately 40%, 18% and 10%, respectively of the Company's total revenues for the year ended September 30, 1998.

NOTE N - SUPPLEMENTAL CASH FLOW AND INCOME STATEMENT INFORMATION

           The Company paid the following amounts for interest and income taxes as follows:

                                                  Year Ended              Year Ended              Year Ended
                                              September 29, 1996      September 28, 1997      September 30, 1998
                                              ------------------      ------------------      ------------------

                                                                        (in thousands)
Interest                                            $      1,846         $     1,074            $       986
Income taxes                                        $        105         $        17            $        24
Non-cash investing activities:
  Capital lease obligation
   incurred                                         $         -          $         -            $       447
Non-cash financing activities:
  Note receivable for stock
purchcase                                           $         -          $         -            $       317

           In fiscal year 1998, the Company exchanged a note receivable for 116,702 shares of stock. The Company holds the shares as collateral against the note.


NOTE O - DISCONTINUED OPERATIONS

           In the second quarter of fiscal 1997, management restructured its Networking Products business by reducing the amount of product held by distributors and realigning its product offerings with a new line of low-cost, high-performance adapter cards. The realignment of the Company's product lines included abandoning certain products and technology acquired during 1994 through 1996, resulting in the write-off of capitalized acquisition costs. The financial statement impact of the above actions was to record a restructuring charge during 1997, which is reflected in the operating loss of the discontinued operation, of $26,607,000, net of tax effect, which was comprised of the following:

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




--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
           In the third quarter of 1997, the Company elected to exit the networking products business and to discontinue its Networking Products division. In association with the decision, the company recorded a charge of approximately $4,222,000 representing the anticipated loss on disposal, net of tax effects, of the division, and includes anticipated operating losses until the division is closed or sold.

           The disposal of the Networking Products Division has been accounted for as a discontinued operation and accordingly, its operations, including the above restructuring charges, have been segregated and reported as discontinued operations in the accompanying Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows. The Condensed Statement of Operations relating to the discontinued operations for the years ended September 29, 1996, September 28, 1997, and September 30, 1998 are presented below.


    (In thousands)                                    1996                 1997                 1998
    -------------------------------------------------------------------------------------------------------
    Revenue                                        $  67,695            $  24,350                $  --
    Costs and Expenses                                75,917               58,683                   --
                                             -------------------- -------------------- --------------------
    Loss before income taxes                          (8,222)             (34,333)                  --
    Income tax  benefit                                3,294                4,952                   --
                                             -------------------- -------------------- --------------------
    Net loss                                       $  (4,973)           $ (29,381)                $ --
                                             ==================== ==================== ====================

           During fiscal year 1998, revenue and expenses associated with the discontinued operations were applied against the $4,222,000 charge established in fiscal year 1997. At September 30, 1998, the reserve for the loss on discontinued operations had been fully used.

NOTE P - ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

           REPORTING COMPREHENSIVE INCOME

           In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. As the company does not currently have any components of comprehensive income, it is not expected that this statement will affect the Consolidated Financial Statements.

NOTE Q - SUBSEQUENT EVENTS (UNAUDITED)

      On December 3, 1998, the Company signed a definitive agreement with L-3 Communications Corporation, a Delaware corporation ("L-3 Communications"), whereby L-3 Communications is to acquire the Company. Under the terms of the agreement, L-3 Communications, or an affiliate thereof, is to purchase all of the outstanding shares of the Company's common stock for $5 a share and assume the outstanding debt of the Company. The total value of the transaction is approximately $90 million. The transaction is conditioned upon receipt of a majority of the Company's shares outstanding, approval of L-3 Communications' lenders, regulatory approvals, and to other customary conditions. Philip T. Cunningham, Chairman of the Board of Directors of the Company and beneficial owner of 38% of the outstanding shares of the Company, has agreed to tender his shares in the transaction. Pursuant to the agreement, on December 9, 1998 L-M Acquisition Corporation, a wholly owned subsidiary of L-3 Communications ("L-M Acquisition"), commenced a cash tender offer for all the Company's outstanding common stock and filed a Schedule 14D-1 relating thereto with the Securities and Exchange




--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
Commission (the "Commission"). That same day, the Company filed Schedule 14D-9 with the Commission in which the Company recommended that all stockholders of the Company accept the tender offer of L-M Acquisition and tender their shares of the Company's common stock to L-M Acquisition pursuant to L-M Acquisition's offer.

           On December 2, 1998 the Company's Board of Directors elected to forgive an officer of the Company $400,000 of the $506,000 note receivable to the Company, effective January 2, 1999 (see footnote L- Related Party Transactions). The terms of the remainder of the loan are unchanged.

           On October 21, 1998 the Company's Board of Directors elected to forgive an officer of the Company $200,000 of the $400,000 bridge loan receivable to the Company (see footnote L- Related Party Transactions). Of the amount forgiven, $65,000 was forgiven on October 21, 1998 and the remainder will be forgiven in March of 1999. The terms of the remainder of the loan are unchanged.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with Accountants on accounting and financial disclosures in fiscal year 1998.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      This information is incorporated by reference from the Company's definitive 1999 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

      This information is incorporated by reference from the Company's definitive 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      This information is incorporated by reference from the Company's definitive 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      This information is incorporated by reference from the Company's definitive 1999 Proxy Statement.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)    Documents filed as part of this report:

      (1)  Financial Statements

           The Consolidated Financial Statements of the Company and the related report of the Company's independent public accountants have been filed under Item 8-Financial Statements and Supplementary Data.

      (2)  Financial Statement Schedules

           All supporting schedules other than those listed below have been omitted because they are not required or the information to be set forth therein is included in the financial statements or in the notes thereto.

           Report of Independent Public Accountants on Financial Statement Schedule




--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

      (3)  Exhibits

           The exhibits filed or incorporated by reference as part of this report are set forth in the Exhibit Index

(b) Reports on Form 8-K: On August 26, 1998 the Company filed a report on Form 8-K to report the purchase of all the outstanding stock of Apcom Inc., Celerity Systems, Inc., and the assets and certain liabilities of Acceleration Systems, Inc. and Digital Telcom. On October 26, 1998 the Company filed a report on Form 8-K/A amending the previously filed Form 8-K to include the Financial Statements of the businesses acquired and Pro Forma financial information.

(c)   See Item 14(a)(3) above

(d)   See Item 14(a)(2)

























--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRODYNE CORPORATION

                         By:  /s/  Michael E. Jalbert                               December 16, 1998
                              ---------------------------
                                   Michael E. Jalbert
                                   President and Chief Executive Officer

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER:

/s/ Michael E. Jalbert                  President                                   December 16, 1998
------------------------------
Michael E. Jalbert                      Chief Executive Officer


PRINCIPAL FINANCIAL OFFICER:

/s/ Massoud Safavi                      Chief Financial Officer                     December 16, 1998
------------------------------
Massoud Safavi


/s/  Phillip T. Cunningham              Director                                    December 16, 1998
------------------------------          Chairman, Board of Directors
Phillip T. Cunningham

/s/  Gregory W. Fazakerley              Director                                    December 16, 1998
------------------------------
Gregory W. Fazakerley

/s/  H. Brian Thompson                  Director                                    December 16, 1998
--------------------------------
H. Brian Thompson

/s/  Curtis M. Coward                   Director                                    December 16, 1998
----------------------------------
Curtis M. Coward

/s/  Christopher Maginniss              Director                                    December 16, 1998
----------------------------------
Christopher Maginniss












--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
                                  EXHIBIT INDEX

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

2.2                       Stock and Asset Purchase agreement                         Incorporated by reference to the
                          dated August 11, 1998 by and among                         Company's Form 8-K dated
                          MCTI Acquisition Corporation,                              August 26, 1998.
                          Microdyne Corporation, Gary W. Gallupe,
                          Lillian M. Gallupe, Geoffrey D. Trimmer,
                          Jack Anderson, Dean Kobashigawa and the
                          other Stockholders Named Herein and Digital
                          Telcom, Inc. and Accelerations Systems, Inc.

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



--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------
                                                            (File No. 33-47710).

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




--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

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




--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

10.30                     Technology Purchase Agreement                            Incorporated by reference
                          between Novell Inc. and the Registrant                   to Exhibit 10.30 to the Registrant's
                          Dated April 22, 1996                                     1996 Form 10-K Annual Report


10.31                     Agreement between Epson America, Inc.                    Incorporated by reference to Exhibit 10.31
                          and the Registrant Dated March 20, 1996.                 to the Registant's 1996 Form 10-K Annual Report

10.32                     Amendment One to the agreement                           Incorporated by reference to the Registrant's
                          between Epson America, Inc. and the                      Annual Report on Form 10-K for the year
                          Registrant Dated January 20, 1997                        ended September 28, 1997.

10.33                     Amendment Two to the agreement                           Incorporated by reference to the Registrant's
                          between Epson America, Inc. and the                      Annual Report on Form 10-K for the year
                          Registrant Dated August 1, 1997                          ended September 28, 1997.

10.34                     Agreement between Alpine Electronics                     Incorporated by reference to the Registrant's
                          of America Inc. and the Registrant                       Annual Report on Form 10-K for the year
                          Dated September 26, 1997                                 ended September 28, 1997.

10.35                     Fifth Amendment to Credit                                Incorporated by reference to the Registrant's
                          Agreement among the Registrant,                          Annual Report on Form 10-K for the year
                          Crestar Bank and NBD bank                                ended September 28, 1997
                          Dated March 14, 1997

10.36                     Sixth Amendment to Credit                                Incorporated by reference to the Registrant's
                          Agreement among the Registrant,                          Annual Report on Form 10-K for the year
                          Crestar Bank and NBD bank                                ended September 28, 1997
                          Dated June 17, 1997

10.37                     Seventh Amendment to Credit                              Incorporated by reference to the Registrant's
                          Agreement among the Registrant,                          Annual Report on Form 10-K for the year
                          Crestar Bank and NBD bank                                ended September 28, 1997
                          Dated September 15, 1997

10.38                     Employment Agreement dated                               Incorporated by reference to the Registrant's
                          February 10, 1997 between Microdyne                      Annual Report on Form 10-K for the year
                          Corporation and Michael E.                               ended September 28, 1997
                          Jalbert

10.39                     Agreement between the Italian Ministry                   Incorporated by reference to the Registrant's
                          of Defense and the Registrant                            Annual Report on Form 10-K for the year
                          Dated December 6, 1996                                   ended September 28, 1997

10.40                     Eighth Amendment to Credit Agreement                     Incorporated by reference to the Company's
                          dated as of December 24, 1997, between                   Quarterly Report on Form 10-Q for the
                          Microdyne Corporation and Crestar Bank                   quarterly period ended December 31, 1997.

10.41                     Master Lease Agreement dated as of                       Incorporated by reference to the Company's
                          December 23, 1997 between Mellon                         Quarterly Report on Form 10-Q for the
                          US Leasing, and Microdyne Corporation                    quarterly period ended December 31, 1997.





--------------------------------------------------------------------------------

MICRODYNE CORPORATION                           1998 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

10.42                     Credit Agreement dated as of August 11,                  Incorporated by reference to the Company's
                          1998 among Microdyne Corporation as                      Form 8-K dated August 26, 1998.
                          borrower and NationsBank, N.A. as
                          Banks and NationsBank, N.A. as Agent

10.43                     Agreement between the Spanish                            Filed with this Form 10-K
                          Air Force and the Registrant dated
                          October 30, 1998

10.44                     Agreement between INSNEC                                 Filed with this Form 10-K
                          and the Registrant dated
                          October 29, 1998

10.45                     Agreement between Emheiser                               Filed with this Form 10-K
                          and the Registrant dated August
                          28th, 1998

10.46                     Agreement between the Italian                            Filed with this Form 10-K
                          Ministry of Defense and the
                          Registrant dated November 3, 1997

23.1                      Consent of Grant Thornton to the                         Filed with this Form 10-K
                          incorporation by reference in the
                          Registration Statements on Form S-8
                          dated December 27, 1991, May 6, 1992,
                          March 3, 1995, April 26, 1995, and
                          October 15, 1996.


27.1                      Financial Data Schedule                                  Filed with this Form 10-K
















--------------------------------------------------------------------------------
                                    PAGE 48