Form 10-K/A
period 1998-09-30
MICRODYNE CORP
filed 1999-01-28
CIK 65743

================================================================================

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

DOCUMENTS INCORPORATED BY REFERENCE: THE INFORMATION REQUIRED BY PART III (ITEMS 10,11,12,AND 13) IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S INFORMATION STATEMENT ATTACHED AS ANNEX A TO THE SCHEDULE 14D-9 FILED BY THE REGISTRANT ON DECEMBER 9, 1998.

================================================================================

         This amendment to the Microdyne Corporation Annual Report on Form 10-K for the fiscal year ended September 30, 1998 is being filed to include the Part III information, certain of which information is incorporated by reference from the Information Statement attached as Annex A to the Schedule 14D-9 filed by the Registrant on December 9, 1998.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except as set forth in this Item 10 below, this information is incorporated by reference from the Company's Information Statement attached as Annex A to the Schedule 14D-9 filed by the Registrant on December 9, 1998.

                 As of January 20, 1999, Philip T. Cunningham, Christopher M. Maginniss, Curtis M. Coward and Michael E. Jalbert resigned as directors of the Company; the Board of Directors was increased from six to seven; and Frank C. Lanza, Robert V. LaPenta, Christopher C. Cambria, Robert F. Mehmel and Michael
T. Strianese were elected to fill the five vacancies then existing on the Board of Directors. The information required under this Item 10 with respect to Frank C. Lanza, Robert V. LaPenta, Christopher C. Cambria, Robert F. Mehmel and Michael T. Strianese in their capacities as directors of the Company is incorporated by reference from Schedule I to the Company's Information Statement attached as Annex A to the Schedule 14D-9 filed by the Registrant on December 9, 1998. Such information replaces similar information set forth in such Information Statement with respect to Mssrs. Cunningham, Maginniss, Coward and Jalbert in their capacities as directors of the Company, which such information is not incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

         This information is incorporated by reference from the Company's Information Statement attached as Annex A to the Schedule 14D-9 filed by the Registrant on December 9, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of January 8, 1999, the number of shares and percentage of the Common Stock owned by all persons known by the Company to own beneficially more than 5% of the Common Stock. Pursuant to L-M Acquisition Corporation's tender offer for all the outstanding shares of Common Stock, all shares of Common Stock held as of January 7, 1999 by the Company's directors and executive officers named in the Summary Compensation Table incorporated by reference into Item 11 above were sold to L-M Acquisition Corporation and, therefore, none of the Company's directors nor any of the named executive officers owned any shares of Common Stock as of January 8, 1999. Similarly, all options to acquire Common Stock held by the Company's directors or the named executive officers have been cancelled and converted into the right to receive an amount in cash equal to the product of (a) the number of Shares previously subject to such cancelled options and (b) the amount by which $5.00 exceeds the exercise price per share previously subject to such cancelled option. This information has been obtained in part from such persons and in part from the Company's records. With respect to the holdings of L-M Acquisition Corporation, the information has been obtained from Amendment No. 1 to Schedule 13D filed by L-M Acquisition Corporation on January 11, 1999.

                                                                                     % OF
NAME                                               COMMON STOCK                      CLASS OWNED
----                                               ------------                      -----------
L-M Acquisition Corporation                         12,049,673                           91.9%
c/o  L-3 Communications Corporation
     600 Third Avenue
     New York, New York 10016

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         This information is incorporated by reference from the Company's Information Statement attached as Annex A to the Schedule 14D-9 filed by the Registrant on December 9, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MICRODYNE CORPORATION

                                           By:
January 27, 1999                           /s/ Michael E. Jalbert
                                           ---------------------------
                                           Michael E. Jalbert
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


PRINCIPAL EXECUTIVE OFFICER:


/s/ Michael E. Jalbert
---------------------------                President                         January 27, 1999
Michael E. Jalbert                         Chief Executive Officer



PRINCIPAL FINANCIAL OFFICER:


/s/ Massoud Safavi
---------------------------                Chief Financial                   January 27, 1999
Massoud Safavi                             Officer



------------------------------             Director                          January ___, 1999
Frank C. Lanza



------------------------------             Director                          January ___, 1999
Robert V. LaPenta


/s/ Christopher C. Cambria
------------------------------             Director                          January 27, 1999
Christopher C. Cambria


/s/ Robert F. Mehmel
------------------------------             Director                          January 27, 1999
Robert F. Mehmel

/s/ Michael T Strianese
------------------------------             Director                          January 27, 1999
Michael T. Strianese


/s/ Gregory W. Fazakerley
------------------------------             Director                          January 27, 1999
Gregory W. Fazakerley


/s/ H. Brian Thompson
------------------------------             Director                          January 27, 1999
H. Brian Thompson