Form 10-Q
period 1998-12-31
MICRODYNE CORP
filed 1999-02-16
CIK 65743

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             CLASS                              OUTSTANDING AT DECEMBER 31, 1998
  -----------------------------                 --------------------------------
   Common stock, $.10 par value                           13,111,201



                               Page 1 of 13 pages
                        Exhibit Index appears on page 13

                              MICRODYNE CORPORATION

                                      INDEX

                                                                     PAGE NUMBER
PART I - FINANCIAL INFORMATION
Item 1.      Consolidated Financial Statements

             Statements of Earnings
             Three months ended December 31, 1998
             and December 31, 1997                                           3

             Balance Sheets
             September 30, 1998 and December 31, 1998                        4

             Statements of Cash Flows
             Three months ended December 31, 1998
             and December 31, 1997                                           5

             Notes to Consolidated Financial
             Statements                                                      6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                      8

Item 3.      Quantitative and Qualitative Disclosure About Market Risk      11

PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports.                                          12

SIGNATURES                                                                  12

                             MICRODYNE CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                                                                    Three Months Ended
                                                                                         ----------------------------------------
                                                                                             December 31,          December 31,
                                                                                                 1998                 1997
                                                                                         ------------------- --------------------
                                                                                                      (In thousands)
Revenue:
Microdyne Communication Technologies Incorporated                                         $      10,024        $      7,271
Microdyne Outsourcing Incorporated                                                                6,784               5,414
                                                                                         ------------------- --------------------
    Total revenue                                                                                16,808              12,685

Cost of products sold and service provided:
    Microdyne Communication Technologies Incorporated                                             5,017               3,548
    Microdyne Outsourcing Incorporated                                                            5,420               4,059
                                                                                         ------------------- --------------------
Total cost of products sold and service provided                                                 10,437               7,607
                                                                                         ------------------- --------------------
     Gross profit                                                                                 6,371               5,078

Operating expenses:
     Selling, general and administrative expense                                                  4,483               2,425
     Research and development                                                                     1,197                 397
                                                                                         ------------------- --------------------
           Total operating expenses                                                               5,680               2,822
                                                                                         ------------------- --------------------

Earnings from continuing operations                                                                 691               2,256
Interest and other expense, net                                                                    (462)               (228)
                                                                                         ------------------- --------------------
           Earnings from continuing operations
             before income taxes                                                                    229               2,028

Provision for income taxes:                                                                           -                   -
                                                                                         ------------------- --------------------

           Net earnings from continuing operations                                                  229               2,028
                                                                                         ------------------- --------------------


Net earnings                                                                               $        229       $       2,028
                                                                                         =================== ====================

Basic earnings per share, continuing operations                                            $       0.02       $        0.16
                                                                                         =================== ====================

Weighted average shares outstanding, basic                                                       13,110              12,966
                                                                                         =================== ====================

Diluted earnings per share, continuing operations                                          $       0.02       $        0.15
                                                                                         =================== ====================

Weighted average shares outstanding, diluted                                                     13,207              13,390
                                                                                         =================== ====================



   The notes on the following pages are an integral part of these statements

                              MICRODYNE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,        December 31,
                                                                                           1998                1998
                                                                                       --------------      -------------
                                                                                         (audited)          (unaudited)
                                                                                                 (In thousands)
    ASSETS
    CURRENT ASSETS
        Cash                                                                              $     994          $    1,040
        Accounts receivable, net                                                             17,672              19,673
        Inventories                                                                           7,397               8,179
        Income tax receivable                                                                 1,517               1,517
        Prepaid expenses and deposits                                                           324               1,202
        Current assets of discontinued operations                                               245                 337
        Deferred income tax asset                                                             4,103               4,103
                                                                                          ---------           ---------
            Total current assets                                                             32,252              36,051

    PROPERTY AND EQUIPMENT, net                                                               5,849               5,661
    GOODWILL                                                                                  5,467               5,412
    PRODUCT ACQUISITION COST                                                                    825                 704
    DEFERRED INCOME TAX ASSET                                                                   128                 128
    NONCURRENT ASSETS
            OF DISCONTINUED OPERATIONS                                                            8                   8
    OTHER ASSETS                                                                                 92                  88
                                                                                          ---------           ---------

            Total assets                                                                  $  44,621          $   48,052
                                                                                          =========           =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
           Current maturities of long-term obligations                                    $   1,636          $    1,668
           Accounts payable - trade                                                           3,900               3,451
           Accrued liabilities                                                                8,871               7,416
           Current liabilities of discontinued operations                                         -                   -
                                                                                          ---------           ---------
               Total current liabilities                                                     14,407              12,535

    LONG-TERM OBLIGATIONS, net of current maturities                                         20,821              25,887
    COMMITMENTS AND CONTINGENCIES                                                                 -                   -
    STOCKHOLDERS' EQUITY
         Common stock, $.10 par value, authorized 50,000,000 shares, 13,103,891 shares issued and outstanding at September 30, 1998 and 13,111,201 shares issued and
            outstanding at December 31, 1998                                                  1,310               1,311
         Additional paid-in capital                                                          11,007              11,014
         Retained (deficit) earnings                                                         (2,924)             (2,695)
                                                                                          ---------           ---------
               Total stockholders' equity                                                     9,393               9,630
                                                                                          ---------           ---------

               Total liabilities and stockholders' equity                                 $  44,621            $ 48,052
                                                                                          =========           =========

   The notes on the following pages are an integral part of these statements

                              MICRODYNE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                     Three Months Ended
                                                                                              December 31,          December 31,
                                                                                                 1998                   1997
                                                                                          ------------------     ------------------
                                                                                                        (In thousands)
Increase (decrease) in Cash:

Cash flows from operating activities:
     Net earnings                                                                       $          229         $        2,028

     Adjustments to reconcile net income to net cash from operating activities:
              Depreciation and amortization                                                        656                    284
              Forgiveness of debt                                                                  400                      -
              Changes in assets and liabilities,
                  net of effect of discontinued operations
                  Increase in accounts receivable                                               (2,466)                (2,990)
                  (Increase) decrease in inventories                                              (782)                   295
                  (Increase) decrease in prepaid expenses                                         (878)                    12
                  Decrease in other assets                                                           4                    143
                  (Decrease) increase in accounts payable and other accruals                    (1,839)                   247
                                                                                          ------------------     ------------------
                     Net cash (used in) provided by continuing operations                       (4,676)                    19
                     Net cash used in discontinued operations                                      (92)                (1,044)
                                                                                          ------------------     ------------------
                                                                                                (4,768)                (1,025)
Cash flows from investing activities:
     Additions to property and equipment                                                          (292)                (1,716)
                                                                                          ------------------     ------------------
                     Net cash used in investing activities                                        (292)                (1,716)
Cash flows from financing activities:
     Net borrowings on bank debt                                                                 5,495                  1,805
     Proceeds from issuance of long-term obligations                                                 -                  1,227
     Payments on notes payable and capital lease obligations                                      (397)                  (687)
     Issuance of common stock                                                                        8                     50
                                                                                          ------------------     ------------------
                     Net cash provided by financing activities                                   5,106                  2,395

Net increase (decrease) in Cash                                                                     46                   (346)

Cash at beginning of period                                                                        994                  1,056
                                                                                          ------------------     ------------------
Cash at end of period                                                                  $         1,040         $          710
                                                                                          ==================     ==================


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

2. The provision for income taxes presented in the Statements of Operations is based upon the estimated effective tax rate at fiscal year-end, and is largely determined by management's estimate as of the interim date of projected taxable income for the entire fiscal year. At December 31, 1998 the Company has a deferred tax asset of approximately $4.2 million arising principally as a result of a net operating loss carry-forward of approximately $26 million at December 31, 1998. Thus, the Company has no tax provision or benefit for the period ending December 31, 1998.

3. During the first quarter of fiscal year 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This statement establishes new standards for computing and presenting earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share were calculated as net income divided by the diluted weighted-average number of common shares. Diluted weighted-average number of common shares was calculated using the treasury stock method for Common Stock equivalents, which included Common Stock available pursuant to stock options. The following is a reconciliation of the earnings per share calculations:


                                                     For the three months ended:
                                             December 31, 1998          December 31, 1997
                                          --------------------------------------------------
Income:
Net earnings from continuing operations             $ 229                    $ 2,028
                                          ==================================================

Basic weighted average shares                      13,110                     12,966
Effect of dilutive shares:
          Stock Options                                97                        424
                                          --------------------------------------------------
Diluted weighted average shares                    13,207                     13,390
                                          ==================================================


4. In August 1998, the Company negotiated a loan agreement with NationsBank, N.A. The agreement provided for a $16.5 million acquisition loan as well as a $10 million line of credit facility. Principal payments on the acquisition loan are due in fixed monthly payments of $275,000 beginning October 1999 and ending October 31, 2004. At December 31, 1998, the balance of the acquisition loan agreement was $16.5 million. Under the Company's credit facility, the amount outstanding at December 31, 1998 was $6.8 million with $3.0 available for borrowing. Under the terms of the credit facility, the amount available under the facility is calculated as the lesser of the borrowing base or $10.0 million as of August 11, 1998 until October 31, 2000. The amount outstanding on the credit facility is payable on October 31, 2000 when the credit agreement expires. See Note 7 regarding the assumption of the Company's debt.

5. The Company operates in two businesses in two industries: aerospace electronics and communications and outsourced technical support services. Information about the Company's operations in the segments for the three months ended December 31, 1998 and December 31, 1997 is as follows:

      In Thousands of Dollars
                                                                                                 Corporate          Consolidated
                                                             MCTI                MOI             and Other             Total
      ----------------------------------------------- -------------------- ----------------- ------------------- -----------------
      Net sales to unaffiliated customers
      -----------------------------------
      First Quarter, Fiscal 1999                             10,024               6,784                  -              16,808
      First Quarter, Fiscal 1998                              7,271               5,414                  -              12,685

      Pretax earnings from continuing operations
      ------------------------------------------
      First Quarter, Fiscal 1999                                690                 445               (906)                229
      First Quarter, Fiscal 1998                              1,948                 724               (644)              2,028

      Identifiable assets
      -------------------
      As of September 30, 1998                               32,204               5,195              6,969              44,368
      As of December 31, 1998                                33,405               6,889              7,548              47,842

      The consolidated total for identifiable assets above excludes assets of the discontinued Networking Products Division. As of September 30, 1998 and December 31, 1998 the discontinued operations of the Networking Products Division had identifiable assets totaling approximately $253,000 and $345,000 respectively.

6. As of October 1, 1997, Microdyne entered into an agreement with an officer of the company. Under the terms of the agreement, the officer exchanged a $506,000 note receivable for 116,702 shares of the Company's stock. The shares were available to the officer pursuant to the exercise of stock options granted under the Company's stock option plans. On December 2, 1998, the Company's Board of Directors elected to forgive $400,000 of this note receivable, effective January 2, 1999. At December 31, 1998 approximately $134,000 of this note remains outstanding of which $27,000 represents accrued interest. The note was paid in full during January of 1999.

      Beginning March 1, 1998, Microdyne provided a bridge loan to an officer of the company in the amount of $400,000 for the purchase of his principal residence. A non-interest bearing note receivable was established for that amount. On October 21, 1998 the Company's Board of Directors elected to forgive $200,000 of this note receivable in lieu of a bonus, which forgiveness made effective December 2, 1998. At December 31, 1998, $200,000 of this note receivable remains outstanding.

7. The Company entered into an Agreement and Plan of Merger dated December 3, 1998 with L-3 Communications Corporation and its wholly owned subsidiary, L-M Acquisition Corporation, (the "Merger Agreement") pursuant to which L-M Acquisition Corporation commenced a tender offer for all shares of the Company's common stock outstanding. Under the terms of the agreement, L-3 Communications, or an affiliate thereof, is to assume all of the outstanding debt of the Company. The execution of the Merger Agreement and certain agreements related thereto constituted a default under the Credit Agreement dated as of August 11, 1998 between the Company and NationsBank, N.A. The Company obtained from Nationsbank a waiver of such default through July 31, 1999, after which date the Company would be in default under the Credit Agreement if all the transactions contemplated by the Company's definitive agreement with L3 Communications have not been consummated, including the merger of L-M Acquisition Corporation with and into the Company whereby the Company would become a wholly-owned subsidiary of L3 Communications (the"Merger"). On January 8, 1999, L-M Communications Corporation accepted for payment all shares tendered in the tender offer, or approximately 91.9% of the outstanding shares of the Company's common stock. On January 20, 1999, L-M Acquisition Corporation delivered notice to the remaining stockholders of the Company of its intention to effect the Merger promptly after expiration of the required 30 day period following delivery of such notice.

PART 1. - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     GENERAL

       Microdyne Corporation ("the Company" or "Microdyne") is engaged in two businesses in two industries: aerospace electronics and communications equipment, and outsourced technical support services. Microdyne Communication Technologies Incorporated (MCTI) manufactures telemetry products and provides systems integration services for the aerospace industry. The Advanced Technology Group (ATG), which represents the Companies acquired in August 1998 and are included in the results of MCTI, provides hardware development, design and production of wideband digital receiving and processing equipment used in signal collection and processing. In addition, ATG manufactures data acquisition, recording, and generation products used in electronic test and measurement equipment. Microdyne Outsourcing Incorporated (MOI) provides telephone technical support and repair services on an insourcing and outsourcing basis for major electronics manufacturers.

       On August 11, 1998 the Company, through its wholly owned subsidiary MCTI Acquisition Corporation, acquired all of the outstanding stock of Apcom, Inc. (Apcom), and Celerity Systems Inc. (Celerity) as well as certain assets and liabilities of two other affiliated companies Acceleration Systems, Inc. and Digital Telcom for consideration of $16 million plus a contingent earnout payment of $1 million. The Company refers to the acquired companies as the Advanced Technology Group (ATG). ATG financial results for the quarter have been included with those of MCTI in the Consolidated Financial Statements.

                           FORWARD LOOKING INFORMATION

       The information included in this Management's Discussion and Analysis, and elsewhere in the Form 10Q, contains forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially include: rapid changes in products and technology that may displace products sold by Microdyne; the competitive industries within which Microdyne operates; the Company's success in identifying, acquiring and incorporating commercially successful technology, products or businesses, and in identifying and taking advantage of growth opportunities; the effect on cash flow and liquidity of differences between the expected and the actual timing of collection of accounts receivable; uncertainty associated with certain future events outside of Microdyne's control which could affect the adequacy of the amount of the loss estimated for the disposal of the Networking Products Division; dependence upon a limited customer base at MOI and several large customers at MCTI; fluctuations in call volume at the Company's outsourced telephone technical support facility; limited product lines and service offerings relative to other suppliers; contractual agreements between Microdyne and other companies; fluctuations in the Company's quarterly results of operations and the timing of orders from customers; the Company's relationships with sources of external financing; and the risk factors listed from time to time in the Company's SEC filings, including but not limited to the Annual Report on Form 10-K for the year ended September 30, 1998. In addition, any shortfall in revenue or earnings from the levels expected by securities analysts could have an immediate and significant effect on the trading price of Microdyne's common stock in any given period.

                              RESULTS OF OPERATIONS

Quarter Ended December 31, 1998 Compared to Quarter Ended December 31, 1997

       Consolidated revenue from continuing operations for the first quarter of fiscal year 1999 increased by 33% to $16.8 million from $12.7 million in the first quarter of fiscal year 1998.

       First quarter 1999 MCTI revenue increased 38% to $10.0 million from $7.3 million in the first quarter of fiscal year 1998. ATG represented $6.4 million of first quarter 1999 revenue and MCTI represented $3.6 million of the first quarter revenue. MCTI's revenues, excluding ATG, continue to reflect a changing mix of product and system integration sales in 1999 compared to the prior period. Systems integration sales represented 18% of 1999 first quarter sales compared to 20% during the same period in fiscal year 1998. In the first fiscal quarter of 1999, system sales decreased to $.7 million from $1.5 million during the same period in 1998, while first quarter 1999 MCTI product and other sales decreased 50% to $2.8 million from $5.7 million in 1998. Systems, product, and other sales decreased primarily due to delays in the receipt of orders from customers during the quarter. The Company believes these delays are primarily timing issues and should be recovered during the remainder of fiscal 1999.

       MOI revenue increased 25% to $6.8 million in the first quarter of 1999 from $5.4 million in 1998. The increase in revenue reflects continued demand for established support services, as well as demands for technical support and warranty work provided by MOI's outsourcing facility in Southern California. Revenue earned at the customer's facilities ("in-sourced" revenue), increased to $4.6 million in the first quarter of 1999 compared to $4.2 million during the same period in 1998. Revenue earned at the Company's facilities ("out-sourced" revenue) represented $2.2 million in revenue in the first quarter of 1999 compared to $1.2 million during the same period of 1998.

       For the first quarter of fiscal 1999, consolidated gross profit from continuing operations increased 25% to $6.4 million from $5.1 million in fiscal 1998. As a percentage of revenue, gross profit decreased to 38% from 40% during the first quarter of fiscal 1998 primarily due to lower gross profit at MOI. The lower overall gross profits as a percentage of revenue at MOI is the result of the Company's continued investment in sales, marketing, and administrative infrastructure at its telephone technical support facility. Gross profit margins at MCTI, including ATG, were comparable to the year ago quarter at 50% during the first quarter of fiscal 1999, versus 51% in 1998.

       SG&A expense increased $2.1 million in 1999 to $4.5 million in the first quarter of 1999 from $2.4 million in 1998. This increase is primarily the result of the $1.5 million in SG&A expenses generated by ATG during the first quarter of 1999. In addition, the Company forgave $0.4 million of notes receivable due from an officer of the Company, which was charged to SG&A expense during the quarter.

       Research and Development (R&D) expense was $1.2 million in the first quarter of 1999, compared to $0.4 million in the first quarter of 1998. ATG represented $0.6 million of this $0.8 million increase. The remaining $0.2 million increase in R&D reflects MCTI's continued efforts to improve and develop new products and services. R&D expenses as a percentage of revenue were 7% in the first quarter of 1999 compared to 3% in the same period in 1998.

       Interest and other expense increased to approximately $0.4 million in the first quarter of 1999 from $0.2 million during the same period in 1998. This increase is primarily due to interest expense of $0.3 million incurred on the $16.5 million acquisition loan obtained in August 1998. The higher interest expense was partially offset by a decrease in interest expensed incurred on Company's line of credit facility and other long term debt due to a lower outstanding balance on this debt at December 31, 1998 compared to December 31, 1997.

       Microdyne's income tax expense during the first fiscal quarter of 1999 was offset by an adjustment to the Company's deferred tax asset valuation account, resulting in no tax provision for the quarter. The deferred tax assets, as shown on the Balance Sheets, are net of valuation adjustments of $7.7 million as of December 31, 1998 and $7.8 million as of September 30, 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

       During the past three years, Microdyne has financed its continuing operations principally through internally generated funds. However, Microdyne has secured external financing in connection with acquisitions and repurchases of common stock.

       External financing has been primarily provided through bank borrowings. As of December 31, 1998, Microdyne had $6.8 million of bank debt under a revolving line of credit facility. On December 31, 1998, Microdyne had $1.0 million in cash and $3.0 million available for borrowing under its revolving credit facility. Microdyne is required to repay its bank borrowings by October 31, 2000, unless such agreements are renewed. See Note 7 of the Notes to Consolidated Financial Statements regarding the assumption of the Company's debt.

      On August 11, 1998 the Company secured a $16.5 million acquisition loan for the purchase of ATG. As of December 31, 1998, the amount outstanding was $16.5 million with principal payments due in fixed monthly payments of $275,000 beginning October 1999 and ending October, 2004. See Note 7 of the Notes to Consolidated Financial Statements regarding the assumption of the Company's debt.

      In April 1996, Microdyne utilized cash and notes to purchase from Novell, Inc. ("Novell") the exclusive, royalty-free perpetual right to market certain hardware and related technology which were previously sold by Microdyne under license from Novell, and to convert certain accounts payable into notes payable. As of December 31, 1998, notes payable due Novell totaled $3.0 million, of which $1.2 million has been classified as a short-term obligation and

$1.8 million as a long-term obligation on the December 31, 1998 Balance Sheet. See Note 7 of the Notes to Consolidated Financial Statements regarding the assumption of the Company's debt.

       During the three months of fiscal year 1999, net cash used in operations was $4.8 million. Cash used in continuing operations was $4.7 million, while cash used in discontinued operations was $0.1 million. Cash used in continuing operations was primarily the result of an increase in accounts receivable of $2.5 million and a decrease in accounts payable and other accruals of $1.8 million. Cash used in investing activities was $0.3 million. Microdyne has no material commitments for future capital expenditures. Cash provided by financing activities was $5.1 million, representing net bank borrowings under the Company's line of credit facility of $5.5 million offset by cash payments on notes payable and capital lease obligations of $0.4 million.

       Microdyne believes its available cash, funds generated from operations, and funds available under its credit facility should be sufficient to finance its continuing operations in fiscal 1999. In addition, Microdyne may from time to time consider the acquisition of businesses, products, or technologies that may require additional funds.

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

SALE OF COMPANY

       The Company entered into an Agreement and Plan of Merger dated December 3, 1998 with L-3 Communications Corporation and its wholly owned subsidiary, L-M Acquisition Corporation, (the "Merger Agreement") pursuant to which L-M Acquisition Corporation commenced a tender offer for all shares of the Company's common stock outstanding. Under the terms of the agreement, L-3 Communications, or an affiliate thereof, is to assume all of the outstanding debt of the Company. The execution of the Merger Agreement and certain agreements related thereto constituted a default under the Credit Agreement dated as of August 11, 1998 between the Company and NationsBank, N.A. The Company obtained from Nationsbank a waiver of such default through July 31, 1999, after which date the Company would be in default under the Credit Agreement if all the transactions contemplated by the Company's definitive agreement with L3 Communications have not been consummated, including the merger of L-M Acquisition Corporation with and into the Company whereby the Company would become a wholly-owned subsidiary of L-3 Communications (the"Merger"). On January 8, 1999, L-M Communications Corporation accepted for payment all shares tendered in the tender offer, or approximately 91.9% of the outstanding shares of the Company's common stock. On January 20, 1999, L-M Acquisition Corporation delivered notice to the remaining stockholders of the Company of its intention to effect the Merger promptly after expiration of the required 30 day period following delivery of such notice.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

       The Company has a Line of Credit agreement with a commercial bank for a total of $10 million. As of December 31, 1998 the amount outstanding under the line of credit was $6.8 million with an interest rate of approximately 7.0%. Interest is payable monthly and is variable based on either: 1) the London Inter-bank Offer Rate (LIBOR) plus a premium, 2) the Federal Funds rate plus 0.50% plus a premium, or 3) the Prime Rate plus a premium. The Line of Credit exposure to market rate fluctuations is limited due to the interest rate paid on a monthly basis being variable and based on current market conditions.

       At December 31, 1998, the Company has a $16.5 million acquisition loan with an interest rate of 7.1% at December 31, 1998. Interest is payable monthly at either LIBOR plus a premium, the Federal Funds Rate plus 0.50% plus a premium, or the Prime Rate plus 0.50%. The loan exposure to market rate fluctuations is limited due to the interest rate paid on a monthly basis being variable and based on current market conditions.

       The Company does not engage in hedging or derivative transactions with respect to the interest paid on the line of credit agreement or other obligations.

PART II. - OTHER INFORMATION

Item 6.    Exhibits and Reports

(a)   See exhibit index

(b)   Reports on Form 8-K:

      On October 26, 1998 the Company filed a report on Form 8-K/A amending its previously filed Form 8-K dated August 11, 1998 to include certain Financial Statements and Pro Forma Financial information in connection with the Company's acquisition of four affiliated privately held Companies.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MICRODYNE CORPORATION
                                             ----------------------
                                             Registrant

Date:           February 10, 1999            /s/ Michael E. Jalbert
     -----------------------------------     ----------------------
                                             Michael E. Jalbert
                                             Chief Executive Officer
                                             [Duly Authorized Officer]

Date:           February 10, 1999            /s/ Massoud Safavi
     -----------------------------------     ----------------------
                                             Massoud Safavi
                                             Chief Financial Officer
                                             [Principal Financial Officer]

                                  EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q.

Exhibit Number                          Exhibit Description
--------------              --------------------------------------------
3.2                         Articles of Amendment and Restatement of Articles of Incorporation of
                            the Registrant (1)

3.3                         Bylaws of Registrant (2)

4.1                         Specimen Common Stock Certificate (3)

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